Form 10-Q
period 2008-09-30
Fresenius Kabi Pharmaceuticals Holding, Inc.
filed 2008-11-14
CIK 1439449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-34172

Fresenius Kabi Pharmaceuticals Holding, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0589183
(State of Incorporation)	(I.R.S. Employer Identification No.)

Else-Kroener-Strasse 1 61352 Bad Homburg v.d.H. Germany
(Address of principal executive offices)	(Zip Code)

+49 (6172) 608 0

(Registrant’s telephone number, including area code)

N/A

(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as determined by rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 14, 2008, all of the shares of the registrant’s common stock were held by Fresenius Kabi AG.

Fresenius Kabi Pharmaceuticals Holding, Inc.

INDEX

		Page
PART I. Financial Information

Item 1.	Financial Statements (Unaudited)	3

	Condensed consolidated balance sheets – September 30, 2008 and December 31, 2007	3

	Condensed consolidated statements of operations – Successor period from July 2, 2008 through September 30, 2008, and Predecessor periods from July 1, 2008 through September 9, 2008, and January 1, 2008 through September 9, 2008, and the three and nine months ended September 30, 2007	4

	Condensed consolidated statements of cash flows – Successor period from July 2, 2008 through September 30, 2008, and Predecessor period from January 1, 2008 through September 9, 2008, and the nine months ended September 30, 2007	6

	Notes to condensed consolidated financial statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	35

PART II. Other Information

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Submission of Matters to a Vote of Security Holders	44

Item 5.	Other Information	44

Item 6.	Exhibits	44

Signatures		45

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Fresenius Kabi Pharmaceuticals Holding, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	Successor September 30, 2008	Predecessor December 31, 2007
	(in thousands, except share data)
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$2,994	$31,788
Accounts receivable, net	78,637	85,209
Inventories	220,408	149,191
Prepaid expenses and other current assets	13,354	13,531
Current receivables from related parties	—	6,996
Income taxes receivable	23,734	—
Deferred income taxes	11,479	17,109

Total current assets	350,606	303,824
Property, plant and equipment, net	143,970	132,528
Intangible assets, net	606,611	463,154
Goodwill	3,731,172	160,239
Deferred financing costs and other non-current assets, net	114,989	17,842

Total assets	$4,947,348	$1,077,587

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$47,371	$36,502
Accrued liabilities	43,260	45,595
Current portion of long-term debt	17,231	5,000

Total current liabilities	107,862	87,097

Long-term debt	980,269	995,000
Deferred income taxes, non-current	145,401	71,011
Payable to Parent Company	2,922,601	—
Other non-current liabilities	109,562	4,250

Total liabilities	4,265,695	1,157,358
Stockholders’ equity (deficit):
Common stock - $0.001 par value; 1,000 and 350,000,000 shares authorized; 1,000 and 160,069,196 shares issued and outstanding in 2008 and 2007	—	160
Additional paid-in capital	900,000	(96,357)
(Accumulated deficit) retained earnings	(218,355)	13,715
Accumulated other comprehensive income	8	2,711

Total stockholders’ equity (deficit)	681,653	(79,771)

Total liabilities and stockholders’ equity	$4,947,348	$1,077,587

See accompanying notes to condensed consolidated financial statements

Fresenius Kabi Pharmaceuticals Holding, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Successor	Predecessor
	July 2 through September 30 2008	July 1 through September 9 2008	Three Months ended September 30, 2007
		(in thousands)
Net revenue	$48,080	$149,800	$153,179
Cost of sales	34,778	68,452	85,055

Gross profit	13,302	81,348	68,124
Operating expenses:
Research and development	2,066	8,970	11,351
Selling, general and administrative	5,508	18,305	22,061
Amortization of merger in-process research & development	252,000	—	—
Amortization of merger related intangibles	3,389	2,571	3,856
Merger related costs	1,188	43,611	—
Separation related costs	—	235	352

Total operating expenses	264,151	73,692	37,620

(Loss) income from operations	(250,849)	7,656	30,504

Interest expense	(27,866)	(14,497)	(3,831)
Change in the fair value of contingent rights	52,241	—	—
Interest (expense) income and other	(16)	231	886

(Loss) income from continuing operations before income taxes	(226,490)	(6,610)	27,559
(Benefit) provision for income taxes from continuing operations	(8,135)	16,896	13,449

(Loss) income from continuing operations	(218,355)	(23,506)	14,110

Net loss from discontinued operations, net of taxes	—	—	(22,495)

Net loss	$(218,355)	$(23,506)	$(8,385)

See accompanying notes to condensed consolidated financial statements

Fresenius Kabi Pharmaceuticals Holding, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Successor	Predecessor
	July 2 through September 30 2008	January 1 through September 9 2008	Nine Months ended September 30, 2007
		(in thousands)
Net revenue	$48,080	$495,797	$452,774
Cost of sales	34,778	247,637	239,063

Gross profit	13,302	248,160	213,711
Operating expenses:
Research and development	2,066	35,133	33,994
Selling, general and administrative	5,508	62,896	66,800
Amortization of merger in-process research & development	252,000	—	—
Amortization of merger related intangibles	3,389	10,283	11,568
Merger related costs	1,188	44,220	—
Separation related costs	—	2,239	1,056

Total operating expenses	264,151	154,771	113,418

(Loss) income from operations	(250,849)	93,389	100,293
Interest expense	(27,866)	(45,124)	(12,747)
Change in the fair value of contingent rights	52,241	—	—
Interest (expense) income and other	(16)	1,593	1,816

(Loss) income from continuing operations before income taxes	(226,490)	49,858	89,362
(Benefit) provision for income taxes from continuing operations	(8,135)	40,315	38,843

(Loss) income from continuing operations	(218,355)	9,543	50,519

Net loss from discontinued operations, net of taxes	—	—	(24,693)

Net (loss) income	$(218,355)	$9,543	$25,826

See accompanying notes to condensed consolidated financial statements

Fresenius Kabi Pharmaceuticals Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Predecessor
	July 2 through September 30 2008	January 1 through September 9 2008	Nine Months ended September 30, 2007
		(in thousands)
Cash flows from operating activities:
Net (loss) income from continuing operations	$(218,355)	$9,543	$50,519
Net loss from discontinued operations, net of taxes	—	—	(24,693)

Net (loss) income	(218,355)	9,543	25,826

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	1,633	12,503	21,642
Amortization	790	1,633	584
Amortization of product rights	4	10,960	12,330
Amortization of merger related inventory step-up	12,588	—	—
Amortization of merger related in-process research and development charge	252,000	—	—
Amortization of merger related intangibles	3,389	10,284	40,527
Change in fair value contingent value rights	(52,241)	—	—
Write-off of pre-merger deferred financing fees	12,241	—	—
Stock-based compensation	—	5,749	24,330
Non-cash legal expense	—	—	14,763
Loss on disposal of property, plant and equipment	—	87	590
Excess tax benefit from stock-based compensation	—	(493)	(597)
Stock option grants/forfeitures	—	(328)	(2,267)
Deferred income taxes	19,492	(2,054)	(16,935)
Equity in net income of Drug Source Company, LLC, net of dividends received	—	—	(2,301)
Changes in operating assets and liabilities (excluding the effects of acquisition):
Accounts receivable, net	(42)	5,816	(18,424)
Inventories	(1,109)	(32,344)	(11,265)
Prepaid expenses and other current assets	2,914	(1,460)	(6,949)
Non-current receivables from related parties	—	37,223	—
Deferred revenue	—	—	(29,382)
Minimum royalties payable	—	—	(992)
Other non-current liabilities	(1,518)	314	(314)
Income taxes payable	—	6,696	(74,343)
Accounts payable and accrued liabilities	(96,606)	41,386	33,459

Net cash (used in) provided by operating activities	(64,820)	105,515	10,282

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,645)	(13,039)	(76,290)
Purchases of other non-current assets	(26,566)	(800)	(1,505)
Assets acquired, net of cash	(3,626,203)	—	—

Net cash used in investing activities	(3,665,414)	(13,839)	(77,795)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	7,815	2,634
Proceeds from issuance of debt	3,856,243	—	356,000
Proceeds from the sale of stock under employee retirement and stock purchase plans	—	—	3,797
Notes payable	—	—	(66,735)
Excess tax benefit from stock-based compensation	—	493	597
Repayment of borrowings	(997,500)	(2,500)	(236,000)
Payment of deferred financing costs, excluding amount paid by Fresenius	(25,523)	(792)	(369)
Equity contribution from Fresenius	900,000	—	—

Net cash (used in) provided by financing activities	3,733,220	5,016	59,924
Effect of exchange rates on cash	8	(2,283)	2,312

Net (decrease) increase in cash and cash equivalents	2,994	94,409	(5,277)
Cash and cash equivalents, beginning of period	—	31,788	39,297

Cash and cash equivalents, end of period	$2,994	$126,197	$34,020

See accompanying notes to condensed consolidated financial statements

FRESENIUS KABI PHARMACEUTICALS HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

(1)	Summary of Significant Accounting Policies

Basis of Presentation

On September 10, 2008, APP Pharmaceuticals, Inc. (“APP” or, “the Predecessor”), became a direct, wholly-owned operating subsidiary of Fresenius Kabi Pharmaceuticals Holding, Inc. (“FKP Holdings” or, “the Company”), and an indirect wholly-owned subsidiary of Fresenius SE (“Fresenius”), a societas europaea organized under the laws of the European Union and Germany, upon completion of the merger (the “Merger”) of a wholly-owned subsidiary of FKP Holdings (“Merger Sub”) with and into APP pursuant to the Agreement and Plan of Merger dated July 6, 2008 (the “Merger Agreement”) by and among Fresenius, FKP Holdings, Merger Sub and APP.

FKP Holdings is a newly formed Delaware limited liability company and an indirect wholly-owned subsidiary of Fresenius. FKP Holdings was formed on July 2, 2008, and prior to the Merger had not carried on any activities or operations except for those activities incidental to its formation and in connection with the transactions related to the Merger. Following the Merger, the assets and business of FKP Holdings consist exclusively of those of APP. Accordingly, for accounting purposes FKP Holdings is considered the successor to APP and the accompanying condensed consolidated results of operations are presented for two distinct periods: the periods preceding the Merger, or “predecessor” periods (from July 1, 2008 through September 9, 2008 and from January 1, 2008 through September 9, 2008), and the period after the merger, or “successor” period (from the inception of FKP Holdings (July 2, 2008) through September 30, 2008, which include the results of APP from September 10, 2008, the date of acquisition). The Company applied purchase accounting to the opening balance sheet and results of operations on September 10, 2008 as the merger occurred on that date. The Merger resulted in a new basis of accounting for the assets acquired and liabilities assumed in connection with the acquisition of APP beginning on September 10, 2008.

The Company incurred indebtedness in connection with the Merger, the aggregate proceeds of which were sufficient to pay the aggregate Merger consideration, repay a portion of the Company’s then outstanding indebtedness and pay fees and expenses related to the Merger. The Company also issued contingent value rights (“CVRs”) to the holders of APP common stock and the holders of stock options and restricted stock issued by APP prior to the Merger. The term “Transactions” refers to, collectively, (1) the Merger, (2) the incurrence of the initial merger-related indebtedness, and (3) the issuance of the CVRs.

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the predecessor and successor periods described above are not necessarily indicative of the results that may be expected for the year ended December 31, 2008, or for any other future periods. In addition, the results of the successor period are not comparable to the results of the predecessor period due to the difference in the basis of presentation due to the application of purchase accounting as compared to historical cost, as well as the effect of the Transactions as described above.

The balance sheet information at December 31, 2007 has been derived from the audited consolidated financial statements of APP at that date, but does not include all of the information and notes required by GAAP for complete financial statements. All material intercompany balances and transactions have been eliminated in consolidation and certain balances in prior periods have been reclassified to conform to the presentation adopted in the current period. These interim condensed consolidated financial statements of the Company and its Predecessor should be read in conjunction with the financial statements of the Company included in its Registration Statement on Form S-4/A (Registration No. 333-152690) filed on August 15, 2008, and the consolidated financial statements of its Predecessor for the year ended December 31, 2007 included in the APP’s Annual Report on Form 10-K.

On November 13, 2007, APP Pharmaceuticals, Inc., formerly known as American Pharmaceutical Partners, Inc., and Abraxis Bioscience (“Old Abraxis”) separated into two independent publicly-traded companies: APP, which owns and operates the hospital-based business; and Abraxis BioScience, Inc. (“New Abraxis”) which owns and operates the proprietary business. The historical operating results of Old Abraxis through the date of the separation are presented as discontinued operations. Refer to Note 5—Discontinued Operations—Spin-off of New Abraxis, for further details.

Principles of Consolidation

The unaudited condensed consolidated financial statements of FKP Holdings include: (a) the assets, liabilities and results of operations of FKP Holdings, and (b) the assets, liabilities and results of operations of APP and its wholly owned subsidiaries

(Pharmaceutical Partners of Canada, Inc. and APP Pharmaceuticals Manufacturing, LLC). APP is a wholly owned subsidiary of FKP Holdings, which itself is a wholly-owned subsidiary of its sole stockholder Fresenius Kabi AG. Fresenius Kabi AG is a wholly-owned subsidiary of Fresenius.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class; and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We currently are evaluating the impact that FSP No. 142-3 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133”. SFAS 161 expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requiring qualitative disclosures about the objectives and strategies for using derivatives, quantitative disclosures about the fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The effective date for adoption of SFAS 161 by the Company is the first quarter of 2009. We are currently assessing the impact that the adoption of SFAS 161 will have on our consolidated financial statements.

Our Predecessor adopted SFAS No. 157, “Fair Value Measurements,” on January 1, 2008 for financial assets and liabilities measured at fair value on a recurring basis. SFAS No. 157 essentially redefines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements, and the effects of its adoption were determined by the types of instruments carried at fair value in our financial statements at the time of adoption as well as the methods utilized to determine their fair values prior to adoption. The adoption of SFAS No. 157 on January 1, 2008 did not have a significant impact on the consolidated financial statements of our Predecessor. Our Predecessor applied the fair value measurement guidance of SFAS No. 157 in the valuation of its interest rate swap, which it entered into on February 14, 2008 and settled in September 2008 prior to the completion of the Merger. Refer to Note 8 – Fair Value Measurements.

Our Predecessor adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” on January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are recognized in earnings at each subsequent reporting date. The adoption of this new standard on January 1, 2008 did not impact the accompanying condensed consolidated financial statements, as the fair value option was not elected for any of the instruments existing as of the adoption date.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (SFAS 141R) and Statement No. 160, “Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS 160). These new standards will significantly change the accounting for and reporting of business combination transactions and non-controlling (minority) interests in consolidated financial statements. SFAS 141R and SFAS 160 are required to be adopted simultaneously and are effective with the first quarter of 2009. SFAS 141R and SFAS 160 will be effective for business combination transactions completed and non-controlling (minority) interests created on or after January 1, 2009.

(2)	Merger with APP

On September 10, 2008, FKP Holdings completed the Merger, following which APP became a wholly-owned subsidiary of FKP Holdings. The results of APP’s operations have been included in the consolidated financial statements of FKP Holdings since September 10, 2008. Effective with the Merger, each outstanding share of common stock of APP and certain stock options and restricted stock units of APP were converted into the right to receive $23.00 in cash, without interest, and one Contingent Value Right (“CVR”), issued by FKP Holdings and representing the right to receive a cash payment, without interest, of up to $6.00 determined in accordance with the terms of the CVR Agreement. Refer to Note 3—The Contingent Value Rights Agreement, for further details. As of September 10, 2008, there were approximately 163,251,906 shares of APP common stock outstanding, approximately 2,264,708 of these shares were a result of the conversion of outstanding options and restricted stock units (RSUs) granted under APP’s various stock compensation plans.

The aggregate consideration paid in the Merger was $4,908.3 million (including assumed APP debt), comprised as follows (in millions):

Purchase of outstanding common stock (cash portion)	$3,702.7
Buy out of restricted stock units and stock options under stock compensation plans	27.7
Estimated fair value of CVRs	158.4
Direct acquisition costs	22.0

Fair value of consideration paid	3,910.8
Assumption of APP debt	997.5

Total aggregate consideration	$4,908.3

The CVRs were issued on the acquisition date and trade on the NASDAQ Capital Market. The fair value of the CVRs at the date of the acquisition was estimated based on the average of their closing prices for the five trading days following the acquisition. Direct costs of the acquisition include investment banking fees, legal and accounting fees and other external costs directly related to the acquisition.

The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the consideration paid by the Company to complete the acquisition has been allocated preliminarily to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. Goodwill is non-amortizing for financial statement purposes and is not tax deductible.

As a result of closing the Merger late in the third quarter, the purchase price allocation is preliminary and is subject to future adjustment during the allocation period as defined in SFAS No. 141. The primary areas of the purchase price allocation that could be subject to future adjustment relate to the valuation of inventories, in-process R&D and other identifiable intangible assets, pre-acquisition contingencies, income taxes and residual goodwill. Additionally, the Company is in the process of making assessments in other areas that could affect the final purchase price allocation. The following summarizes the estimates of the fair values of the assets acquired and liabilities assumed at the acquisition date, which are subject to change (in millions):

Net working capital and other assets	$320.1
Property, plant and equipment	133.0
In-process research and development	252.0
Identifiable intangible assets	610.0
Deferred tax liability, net	(138.0)
Long-term debt	(997.5)
Goodwill	3,731.2

Total	$3,910.8

Approximately $252.0 million of the purchase price represents the estimated fair value of acquired in-process research and development (R&D) projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations on the acquisition date. The value assigned to purchased in-process R&D was determined by project using a discounted cash flow model. The discount rates used take into consideration the stage of completion and the risks surrounding the successful development and commercialization of each of the purchased in-process R&D projects that were valued.

Identifiable intangible assets consist of developed product technology and are amortized using the straight-line method over the estimated useful life of the asset of 15 years.

In the successor period (i.e., the period following the Merger), the Company expensed $252.0 million in in-process R&D recorded in purchase accounting, recognized $12.6 million of expense in cost of goods sold reflecting the portion of the purchase accounting step-up in inventory attributable to inventory sold during the period, and recorded $3.4 million in amortization expense associated with the other intangibles recognized in purchase accounting.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined historical results of the operations of the Company and APP as if the acquisition had occurred on the first day of the periods presented. Certain adjustments have been made to reflect changes in depreciation, amortization and income taxes based on the Company’s preliminary estimate of fair values recognized in the application of purchase accounting, and interest expense on borrowings to finance the acquisition. These adjustments are subject to change as the initial estimates are refined over time.

Unaudited pro forma results of operations are as follows (in thousands):

	Three months ended September 30, 2008	Nine months ended September 30,
		2008	2007
Sales	$197,880	$543,877	$452,774
Gross profit	$72,527	$235,930	$181,613
Net (loss)	$(290,134)	$(343,626)	$(128,665)

This unaudited pro forma financial information is not intended to represent or be indicative of what would have occurred if the transaction had taken place on the dates presented and is not indicative of what the Company’s actual results of operations would have been had the acquisition been completed at the beginning of the periods indicated above. The unaudited pro forma information includes $252.0 million of in-process R&D and $12.6 million of expense in cost of goods sold due to inventory step up. Further, the pro forma combined results do not reflect one-time costs to fully merge and operate the combined organization more efficiently, or anticipated synergies expected to result from the combination and should not be relied upon as being indicative of the future results that the Company will experience.

(3)	Contingent Value Rights (CVR)

In connection with the Merger, each APP shareholder was issued one contingent value right of FKP Holdings. The CVRs are intended to give holders an opportunity to participate in any excess Adjusted EBITDA, as defined in the CVR Indenture, generated by FKP Holdings during the three years ending December 31, 2010, referred to as the “CVR measuring period,” in excess of a threshold amount. Each CVR represents the right to receive a pro rata portion of an amount equal to 2.5 times the amount by which cumulative Adjusted EBITDA of APP and FKP Holdings and their subsidiaries on a consolidated basis, exceeds $1.267 billion for the three years ending December 31, 2010. If Adjusted EBITDA for the CVR measuring period does not exceed this threshold amount, no amounts will be payable on the CVRs and the CVRs will expire valueless. The maximum amount payable under the CVR Indenture is $6.00 per CVR. The cash payment on the CVRs, if any, will be determined after December 31, 2010, and will be payable June 30, 2011, except in the case of a change of control of FKP Holdings, which may result in an acceleration of any payment. The acceleration payment, if any, is payable within six months after the change of control giving rise to the acceleration payment.

The CVRs do not represent equity, or voting securities of FKP Holdings, and they do not represent ownership interests in FKP Holdings. Holders of the CVRs are not entitled to any rights of a stockholder or other equity or voting securities of FKP Holdings, either at law or in equity. Similarly, holders of CVRs are not entitled to any dividends declared or paid with respect to any equity security of FK Holdings. A holder of a CVR is entitled only to those rights set forth in the CVR indenture. Additionally, the right to receive amounts payable under the CVRs, if any, is subordinated to all senior obligations of FKP Holdings. The CVRs trade on NASDAQ under the symbol “APCVZ”.

There are numerous risks associated with the CVRs, including whether APP and FK Holdings will generate sufficient Adjusted EBITDA to require any payment under the CVRs, and there is no assurance that the minimum Adjusted EBITDA threshold will be met or exceeded. For a further discussion of these risks and uncertainties see Part III, Item A, “Risk Factors.”

Because any amount payable to the holders of CVRs must be settled in cash, the CVRs are classified as liabilities in the condensed consolidated financial statements. The estimated fair value of the CVRs at the date of acquisition was included in the cost of the acquisition. At each reporting date, the CVRs are marked-to-market based on the closing price of a CVR as reported by NASDAQ, and the change in the fair value of the CVR for the reporting period is included in operations.

(4)	Adjusted EBITDA Calculation for Contingent Value Rights

Under the CVR Indenture, Adjusted EBITDA is measured without taking into account the Merger and assuming that APP would have remained a stand-alone company with its existing assets; it also excludes (i) costs, expenses, and revenue from sales outside the U.S. and Canada, and (ii) costs, expenses and revenue for sales of product not currently under development by APP.

Adjusted EBITDA, as defined in the CVR Indenture, consists of consolidated net income determined in accordance with U.S. GAAP plus:

•	interest expense, the provision for income taxes, and depreciation and amortization;

•

non-cash charges or losses resulting from (i) the sale or other disposal of assets; (ii) impairment charges or asset write-offs related to intangible assets, long-lived assets, and investments in debt and equity securities; (iii) losses from investments recorded using the equity method; and (iv) non-cash expenses relating to the vesting of warrants;

•

any extraordinary, unusual or non-recurring expenses or losses related to FKP Holdings’ acquisition of APP, and expenses (not to exceed $1 million in the aggregate) arising out of the spin-off of Abraxis BioScience from APP to APP’s stockholders on November 13, 2007;

•	any costs and expenses incurred in connection with any management equity plan;

•

any non-cash increase in expenses resulting from the revaluation of inventory, non-cash charges due to any change in accounting policy, or increased expenses due to purchase accounting associated with the Merger, including the issuance of the CVRs;

•

expenses with respect to liability or casualty events or business interruption only to the extent of any reasonably anticipated insurance recovery, and only to the extent that such recovery has not already been recorded in consolidated net income;

•	certain research and development expenses relating to the build-out of facilities and costs incurred to transfer production to or start-up any facilities not to exceed $34.9 million;

•	any deductions attributable to minority interests; and

•	any expenses or losses arising out of the consulting agreement among FKP Holdings, Dr. Soon-Shiong and Fresenius.

And less:

•	extraordinary and unusual or non-recurring cash gains;

•	non-cash gains;

•	gains on sales of fixed assets;

•	any net after-tax income from the early extinguishment of indebtedness or hedging obligations or other derivative instruments; and

•	all one-time gains from investments recorded using the equity method.

A description of the amounts included and excluded in the calculation of Adjusted EBITDA together with a calculation of cumulative Adjusted EBITDA for the measuring period through September 30, 2008, is set forth in Item 2—Managements Discussion and Analysis of Financial Condition and Results of Operations, Sources of Financing and Capital Requirements, “The CVRs.”

(5)	Discontinued Operations – Spin-off of New Abraxis

On November 13, 2007, Old Abraxis was separated into two independent publicly-traded companies: APP, which owns and operates the hospital-based business; and the New Abraxis which owns and operates the proprietary business. APP continued to operate the hospital-based business under the name APP Pharmaceuticals, Inc., which on September 10, 2008, became a wholly-owned subsidiary of FKP Holdings. For accounting purposes, the historical operating results of the proprietary business are presented as discontinued operations.

Summarized financial information for discontinued operations is as follows (in thousands):

	For the periods ended September 30, 2007
	Three Months	Nine Months
Net revenue	$87,791	$242,901
Loss before taxes	(37,089)	(49,232)
Income taxes	(14,594)	(24,539)
Net loss	(22,495)	(24,693)

APP and New Abraxis also entered into a series of agreements in connection with the separation, including a separation and distribution agreement, a transition services agreement, an employee matters agreement, a tax allocation agreement, a manufacturing agreement and various real estate leases. Refer to Note 9 – Related Party Transactions. Also, in connection with the separation, APP incurred $1 billion of indebtedness and, in addition, entered into a $150 million revolving credit facility, each of which was extinguished as part of the Merger. Refer to Note 7 – Long-Term Debt and Credit Facility. There were no costs and expenses incurred related to discontinued operation expenses during the predecessor periods from July 1, 2008 through September 9, 2008 and from January 1, 2008 through September 9, 2008 and the successor period from July 2, 2008 through September 30, 2008.

(6)	Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out, or FIFO method, as follows (in thousands):

	For the Period Ended
	September 30, 2008 (Successor)			December 31, 2007 (Predecessor)
	Approved	Pending Regulatory Approval	Total Inventory	Approved	Pending Regulatory Approval	Total Inventory
	(in thousands)
Finished goods	$117,281	—	$117,281	$58,787	—	$58,787
Work in process	25,159	1,541	26,700	20,097	354	20,451
Raw materials	70,822	5,605	76,427	68,202	1,751	69,953

	$213,262	$7,146	$220,408	$147,086	$2,105	$149,191

Inventories consist of products currently approved for marketing and costs related to certain products that are pending regulatory approval. From time to time, we capitalize inventory costs associated with products prior to regulatory approval based on our judgment of probable future regulatory approval, commercial success and realizable value. Such judgment incorporates our knowledge and best judgment of where the product is in the regulatory review process, our required investment in the product, market conditions, competing products and our economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. In evaluating the market value of inventory pending regulatory approval as compared to the capitalized cost, we considered the market, pricing and demand for competing products, our anticipated selling price for the product and the position of the product in the regulatory review process. If final regulatory approval for such products is denied or delayed, we revise our estimates and judgments about the recoverability of the capitalized costs and, where required, provide reserves for or write-off such inventory in the period those estimates and judgments change.

At September 30, 2008 and December 31, 2007, inventory included $7.1 and $2.1 million, respectively, in costs related to products pending FDA approval at our Melrose Park, Grand Island and Puerto Rico facilities.

We routinely review our inventory and establish reserves when the cost of the inventory is not expected to be recovered or the cost of a product exceeds estimated net realizable value. In instances where inventory is at or approaching expiration, is not expected to be saleable based on our quality and control standards, or is selling for a price below cost, we reserve for any inventory impairment based on the specific facts and circumstances. Provisions for inventory reserves are reflected in the unaudited condensed consolidated financial statements as an element of cost of sales; inventories are presented net of related reserves.

(7)	Long-Term Debt and Credit Facility

Spin-off Senior Secured Credit Agreement

On November 13, 2007, APP and certain of its wholly-owned subsidiaries entered into a senior secured credit agreement (the “Spin-off Credit Agreement”) with certain lenders and Deutsche Bank AG New York Branch, as Administrative Agent. The Spin-off Credit Agreement provided for two term loan facilities: a Term Loan A facility for $500 million and a Term Loan B facility for $500 million. The Credit Agreement also provided for a revolving credit facility of $150 million. The term loan facilities were scheduled to mature on November 13, 2013, and the revolving credit facility was scheduled to expire on November 13, 2012. A portion of the proceeds from the debt financing was used to repay APP’s existing indebtedness and fees and expenses related to the financing, and $700 million was contributed to New Abraxis immediately prior to the separation.

Additionally, on February 14, 2008, APP entered into interest rate swap agreements with an aggregate notional principal amount of $990 million. Under these agreements, APP paid interest to the counterparty at a fixed rate of 3.04% on the notional amount, and received interest at a variable rate equal to one-month LIBOR. The interest rate swaps were scheduled to expire in February, 2009. APP formally designated these swaps as hedges of its exposure to variability in future cash flows attributable to the LIBOR-based interest payments due on the credit facilities. Accordingly, the interest rate swaps were reported at fair value in the balance sheet and changes in the fair values of the interest rate swaps were initially recorded in accumulated comprehensive income in the balance sheet and recognized in operations each period when the hedged item impacted results. Effective January 1, 2008, APP measured the fair value of the interest rate swaps under the guidance of SFAS 157—“Fair Value Measurements”. Through June 30, 2008 APP had recorded an unrecognized loss on the interest rate swaps of $1.4 million in accumulated other comprehensive income.

All amounts owing under these credit facilities became due and payable and the agreements terminated upon the closing of the Merger on September 10, 2008. The interest rate swap was terminated on September 5, 2008 resulting in a recognized loss on of $2.7 million, which is included in interest expense of the predecessor period. There were no penalties associated with the early pay-off of the debt or termination of the interest rate swap agreements.

Fresenius Merger – Credit Agreements

On September 10, 2008, in connection with the acquisition of APP described in Note 2, Fresenius entered into a $2.45 billion credit agreement with Deutsche Bank AG, London Branch, as administrative agent, Deutsche Bank AG, London Branch, Credit Suisse, London Branch, and J.P. Morgan plc, as arrangers and book running managers, and the other lenders party thereto (the “Senior Credit Facilities Agreement”) and a $1.3 billion bridge credit agreement with Deutsche Bank AG, London Branch, as the administrative agent, Deutsche Bank AG, London Branch, Credit Suisse, London Branch, and J.P. Morgan plc, as arrangers and book running managers, and the other lenders party thereto (the “Bridge Facility Agreement”) to assist in the funding of the transaction. The $2.45 billion Senior Credit Facilities Agreement includes a $1 billion term loan A, a $1 billion term loan B, and revolving credit facilities of $300 million and $150 million. Proceeds from borrowings under these credit facilities, together with other available funds provided by Fresenius through equity contributions and loans to FKP Holdings and its subsidiaries, were utilized to complete the purchase of APP.

The Senior Facilities Agreement provides APP Pharmaceuticals, LLC, a wholly owned subsidiary of APP, with two term loan facilities: a Tranche A2 Term Loan (“Term Loan A2”) for $500 million and Tranche B2 Term Loan (“Term Loan B2”) for $497.5 million. Proceeds from the borrowings under Term Loans A2 and B2 were used to repay and replace the borrowings outstanding under the Spin-off Credit Agreement Term Loans A and B that were assumed in the Merger. The Senior Facilities Agreement also provides APP Pharmaceuticals, LLC with a $150 million revolving credit facility, which replaces the Spin-off Credit Agreement revolving credit facility. The revolving credit facility includes a $50 million sub-limit for swingline loans and a $20 million sub-limit for letters of credit. The Term Loan A2 and B2 loan facilities mature on September 10, 2013 and September 10, 2014, respectively, and the revolving credit facility expires on September 10, 2013. We incurred and capitalized approximately $25 million in debt issue costs in connection with the Senior Facilities Agreement.

Pursuant to the Senior Credit Facilities Agreement, Fresenius Kabi Pharmaceuticals, LLC (which was merged with and into APP Pharmaceuticals, Inc. upon consummation of the Merger) entered into an intercompany loan with the borrower of the $500 million Tranche A1 Term Loan and the $502.5 million Tranche B1 Term Loan, and an affiliate of FKP Holdings entered into an intercompany loan with the borrower under the $300 million revolving facility under the Senior Credit Facilities Agreement (collectively, the “Senior Intercompany Loans”), the amount, maturity and other financial terms of which correspond to those applicable to the loans provided to such borrowers under the Senior Credit Facilities Agreement described above. The Senior Intercompany Loans are guaranteed by FKP Holdings and certain of its affiliates and subsidiaries and secured by the assets of FKP Holdings, and certain of its affiliates and subsidiaries. The Senior Intercompany Loans provide for an event of default and acceleration if there is an event of default and acceleration under the Senior Credit Facilities Agreement, but acceleration of the Senior Intercompany Loans may not occur prior to acceleration of the loans under the Senior Credit Facilities Agreement. By entering into a certain Senior Intercompany Loan with Fresenius Kabi Pharmaceuticals, LLC, Fresenius effectively pushed-down its Merger-related term loan borrowings under the Senior Credit Facilities Agreement to the FKP Holdings group. The Senior Intercompany Loans bear interest at a variable rate based on the rates applicable to the corresponding loans under the Senior Credit Facilities Agreement, plus a margin, and are due in 2013 and 2014, as applicable. In addition to the term loans mentioned above, on September 10, 2008, the borrower of the $300 million revolving facility borrowed $100 million and on-lent the proceeds to an affiliate of FKP Holdings. The balance of the Senior Intercompany Loans outstanding at September 30, 2008 was $1,102.5 million.

Pursuant to the Bridge Facility Agreement, FKP Holdings entered into an intercompany loan (the “Bridge Intercompany Loan”) with an affiliate of FKP Holdings who is the borrower under the Bridge Facility Agreement, the amount, maturity, and other financial terms of which correspond to those applicable to the loans provided to such borrower under the Bridge Facility Agreement. The Bridge Intercompany Loan is guaranteed by FKPH Holdings and certain affiliates and subsidiaries of FKP Holdings and secured by the assets of FKP Holdings and certain of its affiliates and subsidiaries. The Bridge Intercompany Loan provides for an event of default and acceleration if there is an event of default and acceleration under the Bridge Facility Agreement, but acceleration of the Bridge Intercompany Loan may not occur prior to acceleration of the loans under the Bridge Facility Agreement. By entering into the Bridge Intercompany Loan with FKP Holdings, Fresenius effectively pushed-down its Merger-related borrowings under the Bridge Credit Facility Agreement to FKP Holdings. The Bridge Intercompany Loan bears interest at the rate applicable to the corresponding loan under the Bridge Facility Agreement, plus a margin and is due in 2009 or 2015, if extended. The balance of the Bridge Intercompany Loan outstanding at September 30, 2008 was $1,300 million.

In addition, Fresenius SE made two other intercompany loans totaling $456.2 million to FKP Holdings as part of the acquisition. These intercompany loans include fixed interest rates and mature on September 10, 2014. The balance outstanding on these two intercompany loans at September 30, 2008 was $456.2 million.

In connection with the intercompany loans described above, Fresenius also pushed-down to the Company approximately $85.0 million in fees and costs incurred in connection with establishing the Senior Credit Facilities Agreement and Bridge Facilities Agreement, the proceeds of which were used to finance the Merger.

The interest rate on each borrowing under the Senior Credit Facilities Agreement is a rate per annum equal to the aggregate of (a) the applicable margin (as described below) and (b) LIBOR or EURIBOR for the relevant interest period, subject, in the case of Term Loan B, to a minimum LIBOR or EURIBOR. The applicable margin for Term Loan A Facilities and the Revolving Credit Facilities is variable and depends on the Leverage Ratio as defined in the Senior Credit Facilities Agreement.

The Senior Facilities Agreement contains a number of affirmative and negative covenants that are assessed at the Fresenius level and are not separately assessed at APP Pharmaceuticals, LLC.

The obligations of APP Pharmaceuticals, LLC under the Senior Credit Facilities Agreement are unconditionally guaranteed by Fresenius SE, Fresenius Kabi AG, Fresenius ProServe GmbH and APP Pharmaceuticals, Inc. and are secured by a first-priority security interest in substantially all tangible and intangible assets of APP Pharmaceuticals, Inc. and APP Pharmaceuticals, LLC.

The following is the repayment schedule for Term Loans A2 and B2 and intercompany notes as of September 30, 2008:

Loan Repayments—Cumulative for each calendar year

(in thousands)

	Term Loan A2	Term Loan B2	Intercompany	Total
2008	$—	$—	$—	$—
2009	37,500	6,219	43,781	87,500
2010	71,500	4,975	76,525	153,000
2011	122,500	4,975	127,525	255,000
2012	150,000	4,975	155,025	310,000
2013	118,500	4,975	123,525	247,000
2014 and thereafter	—	471,381	2,332,362	2,803,743

	$500,000	$497,500	$2,858,743	$3,856,243

On October 6, 2008, the amount of the senior credit facilities under the Senior Credit Facilities Agreement was increased by approximately $500 million to approximately $2,950 million through an increase in the amount of the Tranche B1 Term Loan facility by approximately $500 million to approximately $1,205 million. Simultaneously, the full amount of the increase to the Tranche B1 Term Loan facility was drawn down under the Senior Credit Facilities Agreement, and in connection therewith, the corresponding intercompany term loan agreement was amended to reflect the changes to the Senior Credit Facilities Agreement. The additional funds were used to repay a portion of the $1.3 billion outstanding under the Bridge Facility Agreement. The Bridge Credit Facility was paid down by an additional $150 million from other sources so that the aggregate amount outstanding under that facility, after these repayments, is approximately $650 million. These changes to the Senior Credit Facilities Agreement and Bridge Credit Facility had mirror effects on the Senior Intercompany Loans and Bridge Intercompany Loan, and will result in the write-off of approximately $30.1 million in debt issuance costs in the fourth quarter of 2008.

(8)	Fair Value Measurements

The Predecessor adopted SFAS 157—“Fair Value Measurements” on January 1, 2008 for financial assets and liabilities measured at fair value on a recurring basis. SFAS 157 essentially redefines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. The adoption of SFAS No. 157 on January 1, 2008 did not have a significant impact on the consolidated financial statements of our Predecessor. Our Predecessor applied the fair value measurement guidance of SFAS No. 157 in the valuation of its interest rate swaps, which it entered into on February 14, 2008 and settled in September 2008 prior to the completion of the Merger.

In establishing a fair value, SFAS No. 157 sets a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The basis of the fair value measurement is categorized in three levels, in order of priority, as described below:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that are not active, or financial instruments for which all significant inputs are observable; either directly or indirectly.

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable; thus, reflecting assumptions about the market participants.

Assets and liabilities recorded at fair value are valued using quoted market prices, or under a market approach, using other relevant information generated by market transactions involving identical or comparable instruments. At September 30, 2008, the Company’s only financial assets or liabilities subject to the measurement guidance of SFAS No. 157 were the CVRs. The CVRs were issued on the acquisition date and trade on the NASDAQ Capital Market. The fair value of the CVRs at the date of the acquisition was estimated based on the average of their closing prices for the five trading days following the acquisition. At each reporting date, the CVRs are marked-to-market based on the closing price of a CVR as reported by NASDAQ (a Level 1 measurement).

(9)	Related Party Transactions

Net receivables and payables due from (to) related parties for the successor period ended September 30, 2008 pertain to amounts due from (to) Fresenius and its direct and indirectly owned subsidiaries, while related party amounts for the predecessor periods pertain to balances and transactions with New Abraxis, which was spun-off by APP on November 13, 2007. See below for a detailed discussion of these transactions.

Transactions with Fresenius

In connection with the Merger and associated financing transactions, FKP Holdings and its subsidiaries entered into a number of intercompany loan agreements with financing subsidiaries of Fresenius, the Company’s parent, as described in Note 7— Long-Term Debt and Credit Facility. At September 30, 2008, the principal amount outstanding under these loans was $2,858.7 million. Interest expense recognized on these intercompany loans during the successor period was $11.6 million, and accrued interest of $11.6 million was due on these intercompany loans at September 30, 2008. In addition, during the successor period ended September 30, 2008, Fresenius pushed-down approximately $85.0 million in issue costs associated with these intercompany loans. These costs are expected to be repaid and are therefore included in the payable to Parent Company balance reflected in the accompanying condensed consolidated financial statements.

On September 29, 2008, FKP Holdings received three short-term notes receivable totaling $26.6 million ($7.0 million, $19.6 million and $6.1 million respectively) from Fresenius in exchange for a short-term cash deposit. The $7.0 million and $19.6 million notes receivable became due and payable on October 1, 2008. The interest rates on the notes receivable were 4% and 4.75% and 0%, respectively, and were set based on lender country’s one-month LIBOR. The $7.0 million and $19.6 million notes were repaid at maturity on October 1, 2008. These three notes receivables are netted against the outstanding balance of intercompany loans and are included in Payable to Parent Company in the condensed consolidated balance sheet at September 30, 2008.

Transactions with New Abraxis

In connection with the November 13, 2007 separation, APP entered into a number of agreements that govern its relationship with New Abraxis for a period of time after the separation. These agreements were entered into while New Abraxis was still a wholly owned subsidiary of Old Abraxis. These agreements include (i) a tax allocation agreement, (ii) a dual officer agreement, (iii) an employee matters agreement, (iv) a transition services agreement, (v) a manufacturing agreement, and (vi) various real estate leases. Transactions relating to these agreements are summarized in the following table:

	July 1 through September 9 2008	January 1 through September 9 2008
	(in thousands)
Transition service income	$299	$275
Facility management fees	575	2,075
Net rental expense	(425)	(1,912)

Margins on the manufacture and distribution of Abraxane®	439	1,490

(10)	Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2008 and December 31, 2007:

	(Successor) September 30, 2008	(Predecessor) December 31, 2007
	(in thousands)
Sales and marketing	$16,847	$13,814
Payroll and employee benefits	15,340	12,357
Legal and insurance	4,040	10,213
Accrued separation costs	429	1,993
Accrued interest	3,465	4,024
Other	3,139	3,194

	$43,260	$45,595

(11)	Income Taxes

On January 1, 2007, our Predecessor adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the criteria that must be met prior to the recognition of the financial statement benefit of a position taken or expected to be taken in a tax return in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The effect of the implementation of FIN 48 was not material. As of September 30, 2008, the total amount of gross unrecognized tax benefits, which are reported in other liabilities in our unaudited condensed consolidated balance sheet, was $3.1 million. This entire amount would impact goodwill, if recognized. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes. For the nine month period ended September 30, 2008, $0.3 million of such interest was accrued, principally in the predecessor period.

For the successor period ended September 30, 2008, FKP Holdings reported an income tax benefit of $8.1 million on a pretax loss from continuing operations of $226.5 million, or an effective benefit rate of 3.6%. This rate differs from the statutory U.S. federal tax rate of 35% due primarily to the inclusion in pretax loss from continuing operations of $252 million related to the write-off of in-process R&D costs recognized in accounting for the Merger and a $52.2 million gain related to the change in fair value of the CVRs during the period, which are not included in the determination of taxable income, as well as the effect of state and foreign income taxes.

Tax expense on pretax income from continuing operations for the predecessor period from January 1, 2008 through September 9, 2008 was $40.3 million, an effective rate of 80.9%. This rate differs from the statutory U.S. federal tax rate of 35% due primarily to the inclusion in pretax income from continuing operations of approximately $42 million of nondeductible costs incurred by APP and relating to the acquisition of APP by Fresenius, as well as the effect of state and foreign income taxes. The effective tax rate for the predecessor nine-month period ended September 30, 2007 was 43.5%. This rate differs from the statutory U.S. federal tax rate of 35% due primarily to the effect of state and foreign income taxes.

Deferred tax assets are recognized if, in management’s judgment, it is more likely than not such assets will be realized. In August 2008, APP management determined that it could not conclude that it was more likely than not that deferred tax assets related to carryovers of net operating losses in Puerto Rico would be realized. Accordingly, APP recorded a valuation allowance of $1.0 million in the predecessor period ended September 9, 2008. This amount represents the entire deferred tax asset resulting from the Puerto Rican loss carryovers.

Through the date of the Merger, APP and its subsidiaries filed income tax returns in the US Federal jurisdiction, Canada, Puerto Rico, and various state jurisdictions. APP is currently under state income tax examinations in California, Illinois, Massachusetts and North Carolina for various tax years. Although not currently under examination or audit, APP’s US federal income tax returns for calendar years 2006 and 2007, its Canadian income tax returns for the 2005 through 2007 tax years, its Puerto Rican income tax returns for the 2006 and 2007 tax years and its state income tax returns for the 2003 through 2007 tax years remain open for possible examination by the appropriate governmental agencies. APP has received notice of intent of the Internal Revenue Service to examine its federal income tax return for the year ended December 31, 2006. The examination began in the third quarter of 2008. There are no other open federal, state, or foreign government income tax audits at this time.

On September 10, 2008, the date of the Merger, a wholly-owned subsidiary of FKP Holdings merged with and into APP pursuant to and by the Agreement and Plan of Merger dated July 6, 2008. Accordingly, FKP Holdings became the parent company of APP and its subsidiaries. For periods beginning September 10, 2008, APP and its subsidiaries, will be included in the consolidated US Federal income tax return of FKP Holdings.

(12)	Other Comprehensive Income

Elements of other comprehensive income, net of income taxes, were as follows:

	Successor	Predecessor		Successor	Predecessor
	July 2 through September 30 2008	July 1 through September 9 2008	Three months Ended September 30, 2007	July 2 through September 30 2008	January 1 through September 9 2008	Nine months Ended September 30 2007
	(in thousands)			(in thousands)
Foreign currency translation adjustments	$8	$(1,389)	$1,303	$8	$(2,302)	$2,388
Change in fair value of interest rate swaps	—	1,280	—	—	—	—
Unrealized gain on marketable equity securities	—	—	(107)	—	—	41

Other comprehensive gain (loss), net of tax	8	(109)	1,196	8	(2,302)	2,429
Net (loss) income	(218,355)	(23,506)	(8,385)	(218,355)	9,543	25,826

Comprehensive (loss) income	$(218,347)	$(23,615)	$(7,189)	$(218,347)	$7,241	$28,255

At September 30, 2008 and 2007, we had cumulative foreign currency translation gain adjustments of $0 million and $0.4 million, respectively. During the predecessor periods ended September 30, 2008, APP reclassified the cumulative unrecognized loss on its interest rate swaps of $1.3 million to operations in connection with the settlement of the swaps on September 5, 2008.

(13)	Contingencies

Litigation

We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims have included assertions that our products infringe existing patents, allegations of product liability and claims that the use of our products has caused personal injuries. We intend to defend vigorously any such litigation that may arise and to use all defenses that would be available to us. In the opinion of management, the ultimate outcome of proceedings of which management is aware, even if adverse to us, will not have a material adverse effect on our consolidated financial position or results of operations.

Regulatory Matters

We are subject to regulatory oversight by the United States Food and Drug Administration and other regulatory authorities with respect to the development and manufacture of our products. Failure to comply with regulatory requirements can have a significant effect on our business and operations. Management has designed and operates a system of controls to attempt to ensure compliance with applicable regulatory requirements.

(14)	Revenue by Product Line

Total revenues by product line were as follows (in thousands):

	Successor	Predecessor		Successor	Predecessor
	July 2 through September 30 2008	July 1 through September 9 2008	Three months Ended September 30, 2007	July 2 through September 30 2008	January 1 through September 9 2008	Nine months Ended September 30, 2007
Critical care	$29,606	$100,008	$91,584	$29,606	$304,722	$265,858
Anti-infective	13,792	40,023	43,032	13,792	142,279	133,561
Oncology	4,294	7,169	14,073	4,294	39,916	39,927
Contract manufacturing and other	388	2,600	4,490	388	8,880	13,428

Total revenue	$48,080	$149,800	$153,179	$48,080	$495,797	$452,774

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other documents we file with the Securities and Exchange Commission contain forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. In addition, we may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which could cause the actual results of FKP Holdings or APP and its consolidated subsidiaries to differ materially from those implied by such forward-looking statements, due to a number of factors, many of which are beyond either FKP Holdings’ or APP’s control, which include, but are not limited to:

•	the market adoption of and demand for our existing and new pharmaceutical products;

•	our ability to maintain and/or improve sales and earnings performance;

•	the ability to successfully manufacture products in an efficient, time-sensitive and cost effective manner;

•	our ability to service our debt;

•	the impact on our products and revenues of patents and other proprietary rights licensed or owned by us, our competitors and other third parties;

•

our ability, and that of our suppliers, to comply with laws, regulations and standards, and the application and interpretation of those laws, regulations and standards, that govern or affect the pharmaceutical industry, the non-compliance with which may delay or prevent the sale of our products;

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals;

•	the availability and price of acceptable raw materials and components from third-party suppliers;

•	evolution of the fee-for-service arrangements being adopted by our major wholesale customers;

•	risks inherent in divestitures and spin-offs, including business risks, legal risks and risks associated with the tax and accounting treatment of such transactions;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the possibility that the Merger may involve unexpected costs;

•	the effect of the Merger on APP’s customer and supplier relationships, operating results and business generally;

•	risks that the Merger will disrupt APP’s current plans and operations, and the potential difficulties in retaining APP’s employees as a result of the Merger;

•	the outcome of any pending or future litigation and administrative claims;

•	the impact of recent legislative changes to the governmental reimbursement system;

•	potential restructurings of FKP Holdings and its subsidiaries (which include APP and its subsidiaries) which could affect its ability to generate Adjusted EBITDA;

•	the ability of FKP Holdings to generate Adjusted EBITDA sufficient to trigger a payment under the CVRs;

•	the impact of recent legislative changes to the governmental reimbursement system;

•	challenges of integration and restructuring associated with the Merger or other planned acquisitions and the challenges of achieving anticipated synergies; and

•	the impact of any product liability, or other litigation to which the company is, or may become a party.

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing or other such statements. When used in this report, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” and similar expressions are generally intended to identify forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise. Readers should carefully review the factors described in “Risk Factors” included in the Registration Statement on Form S-4/A (Registration No. 333-152690) filed by FKP Holdings on August 15, 2008, and in “Item 1A: Risk Factors” of Part II of this Form 10-Q and “Item 1A: Risk Factors” of the APP Pharmaceuticals Inc. Annual Report on Form 10-K for the year ended December 31, 2007 and other documents we file from time to time with the Securities and Exchange Commission. Readers should understand that it is not possible to predict or identify all such factors. Consequently, readers should not consider any such list to be a complete set of all potential risks or uncertainties.

OVERVIEW

The following management’s discussion and analysis of financial condition and results of operations, or MD&A, is intended to assist the reader in understanding our company. The MD&A is provided as a supplement to, and should be read in conjunction with the Registration Statement on Form S-4/A (Registration No. 333-152690) filed by FKP Holdings on August 15, 2008, and APP Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2007, including the information in “Item 1: Business“; “Item 1A: Risk Factors”, “Item 6: Selected Financial Data”; and “Item 8: Financial Statements and Supplementary Data.”

Background

Fresenius Kabi Pharmaceuticals Holding, Inc. (“FKP Holdings” or “the Company”), including its operating subsidiary APP Pharmaceuticals, Inc, (“APP”) is an integrated pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products. We believe that we are the only company with a primary focus on the injectable oncology, anti-infective and critical care markets, and we further believe that we offer one of the most comprehensive injectable product portfolios in the pharmaceutical industry. We manufacture products in each of the three basic forms in which injectable products are sold: liquid, powder and lyophilized, or freeze-dried.

American Pharmaceutical Partners, Inc. (“Old APP”) began in 1996 with an initial focus on U.S. marketing and distribution of generic pharmaceutical products manufactured by others. In June 1998, Old APP acquired Fujisawa USA, Inc.’s generic injectable pharmaceutical business, including manufacturing facilities in Melrose Park, Illinois and Grand Island, New York and our research and development facility in Melrose Park, Illinois. Old APP also acquired additional assets in this transaction, including inventories, plant and equipment and abbreviated new drug applications that were approved by or pending with the FDA.

Our products are generally used in hospitals, long-term care facilities, alternate care sites and clinics within North America. Unlike the retail pharmacy market for oral products, the injectable pharmaceuticals marketplace is largely made up of end users who have relationships with group purchasing organizations, or GPOs, and/or specialty distributors who distribute products within a particular end-user market, such as oncology clinics. GPOs and specialty distributors generally enter into collective product purchasing agreements with pharmaceutical suppliers in an effort to secure more favorable drug pricing on behalf of their members.

FKP Holding is a Delaware company formed in connection with the Fresenius merger discussed below. APP is a Delaware corporation that was formed in 2007. Old APP was a Delaware corporation formed in 2001 and a California corporation formed in 1996. On April 18, 2006, Old APP completed a merger with American BioScience, Inc., or ABI, APP’s former parent. In connection with the closing of that merger, Old APP’s certificate of incorporation was amended to change its original name of American Pharmaceutical Partners, Inc. to Abraxis BioScience, Inc. which we refer to as “Old Abraxis.” Old Abraxis operated in two distinct business segments: Abraxis BioScience, representing the combined operations of Abraxis Oncology and Abraxis Research; and Abraxis Pharmaceutical Products, representing the hospital-based operations.

On November 13, 2007, Old Abraxis separated into two independent publicly-traded companies, New APP, which held the Abraxis Pharmaceutical Products business, focusing primarily on manufacturing and marketing our oncology, anti-infective and critical care hospital-based generic injectable products and marketing our proprietary anesthetic/analgesic products (which we refer to collectively as the “hospital-based business”), and Abraxis BioScience Inc (“New Abraxis”) which held the Abraxis Oncology and Abraxis Research businesses (which we refer to as the “proprietary business”). New APP continued to operate the hospital-based business under the name APP Pharmaceuticals, Inc. New APP and New Abraxis entered into a series of agreements in connection with the separation, including a credit facility under which New APP borrowed $1 billion, a portion of which was paid to New Abraxis in connection with the separation, and an a $150 million revolving credit facility.

On September 10, 2008, APP was acquired by FKP Holdings pursuant to an Agreement and Plan of Merger dated July 6, 2008 (the “Merger Agreement”). FKP Holdings is an indirect, wholly owned subsidiary of Fresenius. See Note 2 – Merger with APP for details. In connection with the Merger, FKP Holdings purchased all of the outstanding common stock of APP for $23.00 per share and issued contingent value rights (CVRs) to APP shareholders. The outstanding debt arranged in connection with the spin-off of New Abraxis was retired and approximately $3,856 million in new external and intercompany debt due to Fresenius and its affiliates was issued in connection with the acquisition. See Note 7 - Long-Term Debt and Credit Facility.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 and September 30, 2007

The following table sets forth the results of our operations for each of the three months ended September 30, 2008 and 2007, and forms the basis for the following discussion of our operating activities. For accounting purposes the Company has separated its historical financial results for the Predecessor Company (APP) for all periods prior to September 10, 2008, the effective date of the merger, and the Successor Company (FKP Holdings) for all periods after July 2, 2008 (the date of inception). The separate presentation is required as there was a change in accounting basis, which occurred when purchase accounting was applied to the acquisition of the Predecessor. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price.

Note: For purposes of discussing our historical results of operations, the following table combines the results of the predecessor and successor companies for the three months ended September 30, 2008 and compares these combined results to those of our predecessor for the three months ended September 30, 2007. This comparative presentation is intended to facilitate the discussion of relevant trends and changes affecting our operating results. Where significant, the effect of merger related transactions and the application of purchase accounting are highlighted.

FRESENIUS KABI PHARMACEUTICALS HOLDING, INC.

CONSOLIDATED RESULTS OF OPERATIONS

(In thousands, except per share amounts)

	July 2 through September 30 2008	July 1 through September 9 2008	Three months Ended September 30, 2008	Three months Ended September 30, 2007
					Change Favorable
					(Unfavorable)
					$	%
	(Successor)	(Predecessor)	Combined	(Predecessor)
Revenues
Critical care	$29,606	$100,008	$129,614	$91,584	$38,030	42%
Anti-infective	13,792	40,023	53,815	43,032	10,783	25%
Oncology	4,294	7,169	11,463	14,073	(2,610)	-19%
Contract manufacturing and other	388	2,600	2,988	4,490	(1,502)	-33%

Total revenue	48,080	149,800	197,880	153,179	44,701	29%
Cost of sales	34,778	68,452	103,230	85,055	(18,175)	-21%

Gross profit	13,302	81,348	94,650	68,124	26,526	39%

Percent to total revenue	27.7%	54.3%	47.8%	44.5%

Research and development	2,066	8,970	11,036	11,351	315	3%
Selling, general and administrative	5,508	18,305	23,813	22,061	(1,752)	-8%
Write-off of in-process R&D	252,000	—	252,000	—	(252,000)
Amortization of merger-related intangibles	3,389	2,571	5,960	3,856	(2,104)	-55%
Separation costs	—	235	235	352	117	33%
Merger-related costs	1,188	43,611	44,799	—	(44,799)

Total operating expenses	264,151	73,692	337,843	37,620	(300,223)	-798%

Percent to total revenue	549.4%	49.2%	170.7%	24.6%

(Loss) income from operations	(250,849)	7,656	(243,193)	30,504	(273,697)	-897%

Percent to total revenue	-521.7%	5.1%	-122.9%	19.9%

Interest expense	(27,866)	(14,497)	(42,363)	(3,831)	(38,532)	1006%
Change in the fair value of contingent value rights	52,241	—	52,241	—	52,241
Interest (expense) income and other	(16)	231	215	886	(671)	-76%

(Loss)’income from continuing operations before income taxes	(226,490)	(6,610)	(233,100)	27,559	(260,659)	-946%
Income tax (benefit) expense from continuing operations	(8,135)	16,896	8,761	13,449	4,688	35%

Net (loss) income from continuing operations	$(218,355)	$(23,506)	$(241,861)	$14,110	$(255,971)	-1814%

Net loss from discontinued operations, net of taxes	—	—	—	(22,495)	22,495

Net loss	$(218,355)	$(23,506)	$(241,861)	$(8,385)	$(233,476)	2784%

Total Revenue

Combined total revenue for the three months ended September 30, 2008 increased $44.7 million, or 29%, to $197.9 million as compared to $153.2 million for the same quarter in 2007. The increase in total revenue for the three months ended September 30, 2008 over the prior year period was due to a 28% unit volume increase and a 1% increase in unit prices.

Net revenues for our critical care products for the three months ended September 30, 2008 increased to $129.6 million, an increase of $38.0 million, or 42%, over the prior year period, driven primarily by increased heparin sales. Net revenue from anti-infective products for the three months ended September 30, 2008 increased by $10.8 million, or 25%, to $53.8 million from $43.0 million in the prior year period, due to higher volume as a result of increased market penetration. Net revenue from oncology products for the three months ended September 30, 2008 decreased $2.6 million, or 19%, to $11.5 million from $14.1 million in the prior year, primarily due to competitive market pressure during the current year. Contract manufacturing revenue decreased by $1.5 million to $3.0 million in the third quarter of 2008 as compared to $4.5 million for the same quarter in the prior year.

Gross Profit

Gross profit for the three months ended September 30, 2008 was $94.7 million, or 47.8% of total revenue, as compared to $68.1 million, or 44.5% of total revenue, in the same quarter of 2007. The increase in gross profit was principally due to higher revenue in the 2008 quarter. The improvement in the overall gross profit percentage was primarily due to the absence in the 2008 period of costs associated with our extended plant shutdown at the Melrose Park facility in the prior year as part of our routine maintenance activities, and improved product mix, partially offset by increased freight costs due to higher fuel prices. Cost of sales for the three-month periods ended September 30, 2008 and 2007 included $2.7 million and $4.1 million, respectively, in non-cash amortization of intangible product rights associated with a product acquisition. Cost of sales for the three months ended September 30, 2008 also includes $12.6 million of non-cash expense reflecting the portion of the purchase accounting step-up in inventory associated with the Merger attributable to inventory sold during the period. Excluding the impact of these non-cash charges, gross profit margin for the three months ended September 30, 2008 and 2007 would have been 55.6% and 47.2%, respectively.

Research and Development

Research and development expense for the three months ended September 30, 2008 decreased $0.3 million, or 3%, to $11.0 million versus $11.3 million for the same quarter in 2007. The decrease was due primarily to lower costs associated with the continued transfer of products to our Puerto Rico facility, partially offset by higher costs associated with internal development activity.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended September 30, 2008 increased $1.7 million to $23.8 million, or 12.0% of total revenue, from $22.1 million, or 14.4% of total revenue, for the same period in 2007. This increase in costs was due primarily to increased professional fees compared to the prior year period, while the decline in selling, general and administrative expense as a percent of total revenue was due to better leverage of these costs as a result of the increase in revenue.

Amortization, Separation and Merger Costs

The three months ended September 30, 2008 included $255.4 million of Merger related costs, consisting of $252.0 million of in-process R&D and $3.4 million related to the amortization of Merger-related intangibles. In-process R&D related to the value assigned in purchase accounting to projects that had not yet reached technological feasibility and had no alternative future, which were immediately expensed in the condensed consolidated statement of operations as required under current GAAP. Additionally, APP recognized $44.8 million of direct professional fees and transaction related costs associated with the Merger. These costs were primarily recognized in the predecessor period ended September 9, 2008.

Interest Expense

Interest expense increased to $42.4 million for the three months ended September 30, 2008, compared to $3.8 million for the three months ended September 30, 2007. The $38.6 million increase in interest expense was primarily due to the higher average debt levels associated with both the prior (APP Pharmaceuticals) $1.0 billion credit facility established in connection with the separation in November 2007, and the significant debt incurred in connection with the closing of Merger on September 10, 2008. Additionally, we recognized $12.2 million of interest expense resulting from the write-off of loan fees related to the credit facility established in connection with the November 13, 2007 spin-off of New Abraxis, which was assumed in the merger and repaid, as well as a loss on settlement of our interest rate swap of $2.7 million. The settlement of the interest rate swap occurred in the predecessor period ended September 9, 2008.

Interest Income and Other

Interest income and other was $52.4 million for the three months ended September 30, 2008 versus $0.9 million in the comparable 2007 period. The 2008 quarter includes $52.2 million of other income in the successor period related to the change in fair value of the contingent value rights (CVRs) issued to APP shareholders in connection with the Merger. The estimated fair value of the CVRs at the date of acquisition was included in the cost of the acquisition. At each reporting date, the CVRs are marked-to-market based on the closing price of a CVR as reported by NASDAQ, and the change in the fair value of the CVR for the reporting period is included in operations. Interest income and other for the third quarter 2007 consisted primarily of interest earned on invested cash and cash equivalents, the impact of foreign currency rate changes on intercompany trading accounts and other financing costs.

Provision for Income Taxes

For the successor period ended September 30, 2008, FKP Holdings reported an income tax benefit of $8.1 million on a pretax loss from continuing operations $226.5 million, or an effective benefit rate of 3.6%. This rate differs from the statutory U.S. federal tax rate of 35% due primarily to the inclusion in pretax loss from continuing operations of $252 million related to the write-off of in-process R&D costs recognized in accounting for the Merger and a $52.2 million gain related to the change in fair value of the CVRs during the period, which are not included in the determination of taxable income, as well as the effect of state and foreign income taxes.

Tax expense on the $6.6 million pretax loss from continuing operations for the predecessor period from July 1, 2008 through September 9, 2008 was $16.9 million. This was due primarily to the inclusion in pretax loss from continuing operations of approximately $42 million of nondeductible costs incurred by APP and relating to the acquisition of APP by Fresenius, as well as the effect of state and foreign income taxes.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2008 and September 30, 2007

The following table sets forth the results of our operations for each of the nine months ended September 30, 2008 and 2007, and forms the basis for the following discussion of our operating activities. For accounting purposes the Company has separated its historical financial results for the Predecessor Company (APP) for all periods prior to September 10, 2008, the effective date of the merger, and the Successor Company (FKP Holdings) for all periods after July 2, 2008 (the date of inception). The separate presentation is required as there was a change in accounting basis, which occurred when purchase accounting was applied to the acquisition of the Predecessor. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price.

Note: For purposes of discussing our historical results of operations, the following table combines the results of the predecessor and successor companies for the nine months ended September 30, 2008 and compares these combined results to those of our predecessor for the nine months ended September 30, 2007. This is comparative presentation is intended to facilitate the discussion of relevant trends and changes affecting our operating results. Where significant, the effect of merger related transactions and the application of purchase accounting are highlighted.

FRESENIUS KABI PHARMACEUTICALS HOLDING, INC.

CONSOLIDATED RESULTS OF OPERATIONS

(In thousands, except per share amounts)

	July 2 through September 30 2008	January 1 through September 9 2008	Nine months Ended September 30, 2008	Nine months Ended September 30, 2007
					Change Favorable
					(Unfavorable)
					$	%
	(Successor)	(Predecessor)	Combined	(Predecessor)
Revenues
Critical care	$29,606	$304,722	$334,328	$265,858	$68,470	26%
Anti-infective	13,792	142,279	156,071	133,561	22,510	17%
Oncology	4,294	39,916	44,210	39,927	4,283	11%
Contract manufacturing and other	388	8,880	9,268	13,428	(4,160)	-31%

Total revenue	48,080	495,797	543,877	452,774	91,103	20%
Cost of sales	34,778	247,637	282,415	239,063	(43,352)	-18%

Gross profit	13,302	248,160	261,462	213,711	47,751	22%

Percent to total revenue	27.7%	50.1%	48.1%	47.2%

Research and development	2,066	35,133	37,199	33,994	(3,205)	-9%
Selling, general and administrative	5,508	62,896	68,404	66,800	(1,604)	-2%
Write-off of in-process R&D	252,000	—	252,000	—	(252,000)
Amortization of merger-related intangibles	3,389	10,283	13,672	11,568	(2,104)	-18%
Seperation costs	—	2,239	2,239	1,056	(1,183)	-112%
Merger-related costs	1,188	44,220	45,408	—	45,408

Total operating expenses	264,151	154,771	418,922	113,418	(305,504)	-269%

Percent to total revenue	549.4%	31.2%	77.0%	25.0%

(Loss) income from operations	(250,849)	93,389	(157,460)	100,293	(257,753)	-257%

Percent to total revenue	-521.7%	18.8%	-29.0%	22.2%

Interest expense	(27,866)	(45,124)	(72,990)	(12,747)	(60,243)	473%
Change in the fair value of contingent value rights	52,241	—	52,241	—	52,241
Interest (expense) income and other	(16)	1,593	1,577	1,816	(239)	-13%

(Loss)’income from continuing operations before income taxes	(226,490)	49,858	(176,632)	89,362	(265,994)	-298%
Income tax (benefit) expense from continuing operations	(8,135)	40,315	32,180	38,843	6,663	17%

Net (loss) income from continuing operations	$(218,355)	$9,543	$(208,812)	$50,519	$(259,331)	-513%

Net loss from discontinued operations, net of taxes	—	—	—	(24,693)	24,693	-100%

Net (loss) income	$(218,355)	$9,543	$(208,812)	$25,826	$(234,638)	-909%

Total Revenue

Total revenue for the nine months ended September 30, 2008 increased $91.1 million, or 20%, to $543.9 million as compared to $452.8 million for the same period in 2007. The increase in total revenue for the nine months ended September 30, 2008 over the prior year period was due to a 22% unit volume increase and a 2% decrease in unit prices.

Net revenues for our critical care products for the nine months ended September 30, 2008 increased by $68.5 million, or 26%, to $334.3 million from $265.8 million for the prior year due primarily to higher sales of heparin. Net revenue from anti-infective products for the nine months ended September 30, 2008 increased by $22.5 million, or 17%, to $156.1 million from $133.6 million in the prior year period due to higher volume as a result of increased market penetration. Net revenue for oncology products for the nine months ended September 30, 2008 increased by $4.3 million, or 11%, to $44.2 million primarily due to new product launches in 2008. Contract manufacturing revenue for the nine months ended September 30, 2008 decreased by $4.1 million to $9.3 million from $13.4 million for the same period in the prior year.

Gross Profit

Gross profit for the nine months ended September 30, 2008 was $261.5 million, or 48.1% of total revenue, as compared to $213.7 million, or 47.2% of total revenue, in the same quarter of 2007. The increase in gross profit was principally due to higher revenue in the 2008 period. The improvement in the overall gross profit percentage was primarily due to improved product mix and higher heparin sales, which were partially offset by increasing freight costs due to higher fuel prices. Cost of sales for the nine-month periods ended September 30, 2008 and 2007 included $11.0 million and $12.3 million, respectively, in non-cash amortization of intangible product rights associated with a product acquisition. Cost of sales for the nine months ended September 30, 2008 also includes $12.6 million of non-cash expense reflecting the portion of the purchase accounting step-up in inventory associated with the Merger attributable to inventory sold during the period. Excluding the impact of these non-cash charges, gross profit margin for the nine month periods ended September 30, 2008 and 2007 would have been 52.4% and 49.9%, respectively.

Research and Development

Research and development expense for the nine months ended September 30, 2008 increased $3.2 million, or 9%, to $37.2 million versus $34.0 million for the same nine month period in 2007. The increase was due primarily to higher development activity associated with our strategic initiatives in 2008 as compared to 2007.

Selling, General and Administrative

Selling, general and administrative expense for the nine months ended September 30, 2008 increased $1.6 million to $68.4 million, or 12.6% of total revenue, from $66.8 million, or 14.8% of total revenue, for the same period in 2007. This increase in costs was due primarily to increased professional fees versus the prior year, while the decline in selling, general and administrative expense as a percent of total revenue was due to better leverage of these costs as a result of the increase in revenue.

Amortization, Separation and Merger Costs

The nine months ended September 30, 2008 included $255.4 million of merger related costs, consisting of $252.0 million of in-process R&D and $3.4 million related to the amortization of Merger-related intangibles. In-process R&D related to the value assigned in purchase accounting to projects that had not yet reached technological feasibility and had no alternative future, which were immediately expensed in the condensed consolidated statement of operations as required under current GAAP. Additionally, APP recognized $45.4 million of direct professional fees and transaction related costs associated with the Merger. These costs were primarily recognized in the predecessor period ended September 9, 2008.

Interest Expense

Interest expense increased to $73.0 million for the nine months ended September 30, 2008, compared to $12.7 million for the nine months ended September 30, 2007. The $60.3 million increase in interest expense was primarily due to the higher average debt levels associated with both the prior (APP Pharmaceuticals) $1.0 billion credit facility established in connection with the separation in November 2007, and the significant debt incurred in connection with the closing of Merger on September 10, 2008. Additionally, we recognized $12.2 million of interest expense resulting from the write-off of loan fees related to the credit facility established in connections with the November 13, 2007 spin-off of New Abraxis, which was assumed in the merger and repaid, as well as a loss on settlement of our interest rate swap of $2.7 million. The settlement of the interest rate swap occurred in the predecessor period ended September 9, 2008.

Interest Income and Other

        Interest income and other was $53.8 million for the nine months ended September 30, 2008 versus $1.8 million in the comparable 2007 period. The 2008 nine-month period includes $52.2 million of other income in the successor period related to the change in fair value of the contingent value rights (CVRs) issued to APP shareholders in connection with the Merger. The estimated fair value of the CVRs at the date of acquisition was included in the cost of the acquisition. At each reporting date, the CVRs are marked-to-market based on the closing price of a CVR as reported by NASDAQ, and the change in the fair value of the CVRs for the reporting period is included in operations. Interest income and other for the nine months ended September 30, 2007 consisted primarily of interest earned on invested cash and cash equivalents, the impact of foreign currency rate changes on intercompany trading accounts and other financing costs.

Provision for Income Taxes

For the successor period ended September 30, 2008, FKP Holdings reported an income tax benefit of $8.1 million on a pretax loss from continuing operations $226.5 million, or an effective benefit rate of 3.6%. This rate differs from the statutory U.S. federal tax rate of 35% due primarily to the inclusion in pretax loss from continuing operations of $252 million related to the write-off of in-process R&D costs recognized in accounting for the Merger and a $52.2 million gain related to the change in fair value of the CVRs during the period, which are not included in the determination of taxable income, as well as the effect of state and foreign income taxes.

Tax expense on pretax income from continuing operations for the predecessor period from January 1, 2008 through September 9, 2008 was $40.3 million, an effective rate of 80.9%. This rate differs from the statutory U.S. federal tax rate of 35% due primarily to the inclusion in pretax income from continuing operations of approximately $42 million of nondeductible costs incurred by APP and relating to the acquisition of APP by Fresenius, as well as the effect of state and foreign income taxes.

The effective tax rate for the predecessor nine-month period ended September 30, 2007 was 43.5%. This rate differs from the statutory U.S. federal tax rate of 35% due primarily to the effect of state and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents for the periods indicated:

Liquidity and Capital Resources

	Successor September 30, 2008	Predecessor December 31, 2007
	(in thousands)
Summary Financial Position:
Cash and cash equivalents	$2,994	$31,788

Working capital	$242,744	$216,727

Total assets	$4,947,348	$1,077,587

Total stockholders’ equity (deficit)	$681,653	$(79,771)

	Successor July 2 through September 30, 2008	Predecessor January 1 through September 9, 2008	Combined For the Nine Months Ended September 30, 2008	Predecessor For the Nine Months Ended September 30, 2007
	(in thousands)		(in thousands)
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$(64,820)	$105,515	$40,695	$10,282

Purchase of property, plant and equipment	$(12,645)	$(13,039)	$(25,684)	$(76,290)

Purchase of product license rights and other	$(26,566)	$(800)	$(27,366)	$(1,505)

Assets acquired, net of cash	$(3,626,203)	$—	$(3,626,203)	$—

Financing activities	$3,733,220	$5,016	$3,738,236	$59,924

Sources and Uses of Cash

Operating Activities

Net cash provided by operating activities was a combined $40.7 million for the nine months ended September 30, 2008 ($64.8 million cash used in the successor period and $105.5 million cash provided in the predecessor period) as compared to cash provided by operations of $10.3 million for the nine months ended September 30, 2007. The change in cash provided by operating activities for the 2008 period as compared to 2007 was due primarily to lower net earnings which were more than offset by the non-cash charges and credits relating to purchase accounting and amortization that were recognized in the period.

Investing Activities

Our investing activities include cash paid for acquisitions, capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure, and outlays to acquire various product or intellectual property rights needed to grow and maintain our business. Cash used in investing activities during the nine months ended September 30, 2008 was $3,679.3 million ($3,665.5 million cash used in the successor period and $13.8 million cash used in the predecessor period), which included the asset acquired of APP, net of cash of $3,575.8 million and the purchase of a manufacturing facility adjacent to our Grand Island facility. Cash used in investing activities for the nine months ended September 30, 2007 included purchases of property, plant and equipment totaling $76.3 million, including $32.5 million relating to the acquisition of our manufacturing facility in Puerto Rico.

Financing Activities

Financing activities generally include external borrowings under our credit facility and intercompany borrowing activity with Fresenius and its affiliated companies, and, prior to the Merger, the issuance or repurchase of our common stock and proceeds from the exercise of employee stock options. Net cash provided by financing activities for the nine months ended September 30, 2008 was $3,738.2 million ($3,733.2 million cash provided in the successor period and $5.0 million of cash provided in the predecessor period) which reflected the $900.0 million capital contribution received from Fresenius and proceeds from the external and intercompany borrowings incurred to finance the Merger totaling $3,856.2 million, offset by the retirement of pre-merger debt of $997.5 million and Merger-related payments of certain financing costs of $25.5 million, In the 2007 nine-month period, cash provided by financing activities of $59.9 included net borrowings on our line of credit of $120.0 million and a $66.7 repayment of the note payable to Astra Zeneca associated with the 2006 product acquisition.

Sources of Financing and Capital Requirements

Our primary sources of liquidity for our operating and working capital needs, including funding for our research and development activities, as well as to support the capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure, and to acquire various product or intellectual property rights needed to grow and maintain our business is through cash flow generated from our operations and our existing credit facilities. Capital to expand our business through acquisition has been provided by Fresenius, our ultimate parent.

Credit Agreement

Spin-off Senior Secured Credit Agreement

On November 13, 2007, APP and certain of its wholly-owned subsidiaries entered into a senior secured credit agreement (the “Spin-off Credit Agreement”) with certain lenders and Deutsche Bank AG New York Branch, as Administrative Agent. The Spin-off Credit Agreement provided for two term loan facilities: a Term Loan A facility for $500 million and a Term Loan B facility for $500 million. The Credit Agreement also provided for a revolving credit facility of $150 million. The term loan facilities were scheduled to mature on November 13, 2013, and the revolving credit facility was scheduled to expire on November 13, 2012. A portion of the proceeds from the debt financing was used to repay APP’s existing indebtedness and fees and expenses related to the financing, and $700 million was contributed to New Abraxis immediately prior to the separation.

Additionally, on February 14, 2008, APP entered into interest rate swap agreements with an aggregate notional principal amount of $990 million. Under these agreements, APP paid interest to the counterparty at a fixed rate of 3.04% on the notional amount, and received interest at a variable rate equal to one-month LIBOR. The interest rate swaps were scheduled to expire in February, 2009. APP formally designated these swaps as hedges of its exposure to variability in future cash flows attributable to the LIBOR-based interest payments due on the credit facilities. Accordingly, the interest rate swaps were reported at fair value in the balance sheet and changes in the fair values of the interest rate swaps were initially recorded in accumulated comprehensive income in the balance sheet and recognized in operations each period when the hedged item impacted results. Effective January 1, 2008, APP measured the fair value of the interest rate swaps under the guidance of SFAS 157—“Fair Value Measurements”. Through June 30, 2008 APP had recorded an unrecognized loss on the interest rate swaps of $1.4 million in accumulated other comprehensive income.

All amounts owing under these credit facilities became due and payable and the agreements terminated upon the closing of the Merger on September 10, 2008. The interest rate swap was terminated on September 5, 2008 resulting in a recognized loss on of $2.7 million, which is included in interest expense of the predecessor period. There were no penalties associated with the early pay-off of the debt or termination of the interest rate swap agreements.

Fresenius Merger – Credit Agreements

On September 10, 2008, in connection with the acquisition of APP described in Note 2, Fresenius entered into a $2.45 billion credit agreement with Deutsche Bank AG, London Branch, as administrative agent, Deutsche Bank AG, London Branch, Credit Suisse, London Branch, and J.P. Morgan plc, as arrangers and book running managers, and the other lenders party thereto (the “Senior Credit Facilities Agreement”) and a $1.3 billion bridge credit agreement with Deutsche Bank AG, London Branch, as the administrative agent, Deutsche Bank AG, London Branch, Credit Suisse, London Branch, and J.P. Morgan plc, as arrangers and book running managers, and the other lenders party thereto (the “Bridge Facility Agreement”) to assist in the funding of the transaction. The $2.45 billion Senior Credit Facilities Agreement includes a $1 billion term loan A, a $1 billion term loan B, and revolving credit facilities of $300 million and $150 million. Proceeds from borrowings under these credit facilities, together with other available funds provided by Fresenius through equity contributions and loans to FKP Holdings and its subsidiaries, were utilized to complete the purchase of APP.

The Senior Facilities Agreement provides APP Pharmaceuticals, LLC, a wholly owned subsidiary of APP, with two term loan facilities: a Tranche A2 Term Loan (“Term Loan A2”) for $500 million and Tranche B2 Term Loan (“Term Loan B2”) for $497.5 million. Proceeds from the borrowings under Term Loans A2 and B2 were used to repay and replace the borrowings outstanding under the Spin-off Credit Agreement Term Loans A and B that were assumed in the Merger. The Senior Facilities Agreement also provides APP Pharmaceuticals, LLC with a $150 million revolving credit facility, which replaces the Spin-off Credit Agreement revolving credit facility. The revolving credit facility includes a $50 million sub-limit for swingline loans and a $20 million sub-limit for letters of credit. The Term Loan A2 and B2 loan facilities mature on September 10, 2013 and September 10, 2014, respectively, and the revolving credit facility expires on September 10, 2013. We incurred and capitalized approximately $25 million in debt issue costs in connection with the Senior Facilities Agreement.

Pursuant to the Senior Credit Facilities Agreement, Fresenius Kabi Pharmaceuticals, LLC (which was merged with and into APP Pharmaceuticals, Inc. upon consummation of the Merger) entered into an intercompany loan with the borrower of the $500 million Tranche A1 Term Loan and the $502.5 million Tranche B1 Term Loan, and an affiliate of FKP Holdings entered into an intercompany loan with the borrower under the $300 million revolving facility under the Senior Credit Facilities Agreement (collectively, the “Senior Intercompany Loans”), the amount, maturity and other financial terms of which correspond to those applicable to the loans provided to such borrowers under the Senior Credit Facilities Agreement described above. The Senior Intercompany Loans are guaranteed by FKP Holdings and certain of its affiliates and subsidiaries and secured by the assets of FKP Holdings, and certain of its affiliates and subsidiaries. The Senior Intercompany Loans provide for an event of default and acceleration if there is an event of default and acceleration under the Senior Credit Facilities Agreement, but acceleration of the Senior Intercompany Loans may not occur prior to acceleration of the loans under the Senior Credit Facilities Agreement. By entering into a certain Senior Intercompany Loan with Fresenius Kabi Pharmaceuticals, LLC, Fresenius effectively pushed-down its Merger-related term loan borrowings under the Senior Credit Facilities Agreement to the FKP Holdings group. The Senior Intercompany Loans bear interest at a variable rate based on the rates applicable to the corresponding loans under the Senior Credit Facilities Agreement, plus a margin, and are due in 2013 and 2014, as applicable. The balance of the Senior Intercompany Loans outstanding at September 30, 2008 was $1,102.5 million.

Pursuant to the Bridge Facility Agreement, FKP Holdings entered into an intercompany loan (the “Bridge Intercompany Loan”) with an affiliate of FKP Holdings who is the borrower under the Bridge Facility Agreement, the amount, maturity, and other financial terms of which correspond to those applicable to the loans provided to such borrower under the Bridge Facility Agreement. The Bridge Intercompany Loan is guaranteed by FKPH Holdings and certain affiliates and subsidiaries of FKP Holdings and secured by the assets of FKP Holdings and certain of its affiliates and subsidiaries. The Bridge Intercompany Loan provides for an event of default and acceleration if there is an event of default and acceleration under the Bridge Facility Agreement, but acceleration of the Bridge Intercompany Loan may not occur prior to acceleration of the loans under the Bridge Facility Agreement. By entering into the Bridge Intercompany Loan with FKP Holdings, Fresenius effectively pushed-down its Merger-related borrowings under the Bridge Credit Facility Agreement to FKP Holdings. The Bridge Intercompany Loan bears interest at the rate applicable to the corresponding loan under the Bridge Facility Agreement, plus a margin and is due in 2009 or 2015, if extended. The balance of the Bridge Intercompany Loan outstanding at September 30, 2008 was $1,300 million.

In addition, Fresenius SE made two other intercompany loans totaling $456.2 million to FKP Holdings as part of the acquisition. These intercompany loans include fixed interest rates and mature on September 10, 2014. The balance outstanding on these two intercompany loans at September 30, 2008 was $456.2 million.

In addition to the loans mentioned above, on September 10, 2008, the borrower of the $300 million revolving facility borrowed $100 million and on-lent the proceeds to an affiliate of FKP Holdings.

In connection with the intercompany loans described above, Fresenius also pushed-down to the Company approximately $85.0 million in fees and costs incurred in connection with establishing the Senior Credit Facilities Agreement and Bridge Facilities Agreement, the proceeds of which were used to finance the Merger.

The interest rate on each borrowing under the Senior Credit Facilities Agreement is a rate per annum equal to the aggregate of (a) the applicable margin (as described below) and (b) LIBOR or EURIBOR for the relevant interest period, subject, in the case of Term Loan B, to a minimum LIBOR or EURIBOR. The applicable margin for Term Loan A Facilities and the Revolving Credit Facilities is variable and depends on the Leverage Ratio as defined in the Senior Credit Facilities Agreement.

The Senior Facilities Agreement contains a number of affirmative and negative covenants that are assessed at the Fresenius level and are not separately assessed at APP Pharmaceuticals, LLC.

The obligations of APP Pharmaceuticals, LLC under the Senior Credit Facilities Agreement are unconditionally guaranteed by Fresenius SE, Fresenius Kabi AG, Fresenius ProServe GmbH and APP Pharmaceuticals, Inc. and are secured by a first-priority security interest in substantially all tangible and intangible assets of APP Pharmaceuticals, Inc. and APP Pharmaceuticals, LLC.

The following is the repayment schedule for Term Loans A2 and B2 and intercompany notes as of September 30, 2008:

Loan Repayments—Cumulative for each calendar year

(in thousands)

	Term Loan A2	Term Loan B2	Intercompany	Total
2008	$—	$—	$—	$—
2009	37,500	6,219	43,781	87,500
2010	71,500	4,975	76,525	153,000
2011	122,500	4,975	127,525	255,000
2012	150,000	4,975	155,025	310,000
2013	118,500	4,975	123,525	247,000
2014 and thereafter	—	471,381	2,332,362	2,803,743

	$500,000	$497,500	$2,858,743	$3,856,243

On October 6, 2008, the amount of the senior credit facilities under the Senior Credit Facilities Agreement was increased by approximately $500 million to approximately $2,950 million through an increase in the amount of the Tranche B1 Term Loan facility by approximately $500 million to approximately $1,205 million. Simultaneously, the full amount of the increase to the Tranche B1 Term Loan facility was drawn down under the Senior Credit Facilities Agreement, and in connection therewith, the corresponding intercompany term loan agreement was amended to reflect the changes to the Senior Credit Facilities Agreement. The additional funds were used to repay a portion of the $1.3 billion outstanding under the Bridge Facility Agreement. The Bridge Credit Facility was paid down by an additional $150 million from other sources so that the aggregate amount outstanding under that facility, after these repayments, is approximately $650 million. These changes to the Senior Credit Facilities Agreement and Bridge Credit Facility had mirror effects on the Senior Intercompany Loans and Bridge Intercompany Loan, and resulted in the write-off of approximately $30.1 million in debt issuance costs in the fourth quarter of 2008.

The CVRs

In connection with the Merger, each APP shareholder was issued one contingent value right of FKP Holdings. The CVRs are intended to give holders an opportunity to participate in any excess Adjusted EBITDA, as defined in the CVR Indenture, generated during the three years ending December 31, 2010, referred to as the “CVR measuring period,” in excess of a threshold amount. Each CVR represents the right to receive a pro rata portion of an amount equal to 2.5 times the amount by which cumulative Adjusted EBITDA of APP and FKP Holdings and their subsidiaries on a consolidated basis, exceeds $1.267 billion for the three years ending December 31, 2010. The maximum amount payable under the CVR Indenture is $6.00 per CVR. If Adjusted EBITDA for the CVR measuring period does not exceed this threshold amount, no amounts will be payable on the CVRs and the CVRs will expire valueless. The cash payment on the CVRs, if any, will be determined after December 31, 2010, and will be payable June 30, 2011, except in the case of a change of control of FKP Holdings, which may result in an acceleration of any payment. The acceleration payment, if any, is payable within six months after the change of control giving rise to the acceleration payment.

Because any amount payable to the holders of CVRs must be settled in cash, the CVRs are classified as liabilities in the condensed consolidated financial statements. The estimated fair value of the CVRs at the date of acquisition was included in the cost of the acquisition. At each reporting date, the CVRs are marked-to-market based on the closing price of a CVR as reported by NASDAQ, and the change in the fair value of the CVR for the reporting period is included in operations.

Assuming the Adjusted EBITDA threshold is met, the maximum amount payable under the CVR Indenture is $979.5 million. Such payment would be due on June 30, 2011. In the event that such a payment is required, we would likely need to seek financing from either an external source or Fresenius and its affiliates, in order to satisfy the obligation.

The CVRs do not represent equity, or voting securities of FKP Holdings, and they do not represent ownership interests in FKP Holdings. Holders of the CVRs are not entitled to any rights of a stockholder or other equity or voting securities of FKP Holdings, either at law or in equity. Similarly, holders of CVRs are not entitled to any dividends declared or paid with respect to any equity security of FK Holdings. A holder of a CVR is entitled only to those rights set forth in the CVR indenture. Additionally, the right to receive amounts payable under the CVRs, if any, is subordinated to all senior obligations of FKP Holdings. The CVRs trade on NASDAQ under the symbol “APCVZ”.

Under the terms of the CVR Indenture, the amount, if any, payable in respect of each CVR on June 30, 2011 is determined based on Adjusted EBITDA. As a result, in addition to reporting financial results in accordance with generally accepted accounting principles (“GAAP”), FKP Holdings also must calculate and present Adjusted EBITDA, which is a non-GAAP financial measure, for the cumulative period from January 1, 2008 to the current reporting date until the expiration of the CVR measurement period (December 31, 2010) and settlement of the CVRs.

The calculation of Adjusted EBITDA under the CVR Indenture for the three and nine month period ended September 30, 2008 is as follows (in thousands):

	For the period ended September 30, 2008
	Three Months	Nine Months
EBITDA CALCULATION:
Net loss	$(241,861)	$(208,812)

Interest expense (net of interest income)	42,003	71,881
Income taxes	8,761	32,180
Depreciation	4,875	14,132
Amortization	273,329	289,334

EBITDA	$87,107	$198,715

Reconciliation to Adjusted EBITDA:
Stock compensation (FAS 123(R))	1,237	5,750
Merger and separation related costs	44,964	46,903
Puerto Rico Costs	5,144	16,500
Technology transfer	14	119
Change in the value of contingent value rights	(52,241)	(52,241)
Other taxes	486	908
Loss on sale of fixed assets	27	73

Adjusted EBITDA – per CVR	$86,738	$216,727

FKP Holdings believes that its presentation of these non-GAAP financial measures is consistent with the requirements of the CVR Indenture and also provides useful supplementary information to help investors in understanding the underlying operating performance and cash generating capacity of the Company. FKP Holdings does use these non-GAAP financial measures internally for operating, budgeting and financial planning purposes and also believes that its presentation of these non-GAAP financial measures can assist management and investors in assessing the financial performance and underlying strength of its core business. The non-GAAP financial measures presented by FKP Holdings may not be comparable to similarly titled measures reported by other companies. The non-GAAP financial measures are in addition to, and not a substitute for or superior to, measures of financial performance calculated in accordance with GAAP.

Capital Requirements

Our future capital requirements will depend on numerous factors, including:

•	the obligations placed upon our company from our credit agreements discussed above, including any debt covenants related to those obligations;

•	working capital requirements and production, sales, marketing and development costs required to support our business;

•	the need for manufacturing expansion and improvement;

•	the transfer of products to our Puerto Rico manufacturing facility;

•	our obligation to make a payment under the CVRs, and the amount of such payment;

•	the requirements of any potential future acquisitions, asset purchases or equity investments; and

•	the amount of cash generated by operations, including potential milestone and license revenue.

        We anticipate that available cash and short-term investments, cash generated from operations and funds available under our credit facility will be sufficient to finance our operations, including ongoing product development and capital expenditures, for at least the next twelve months. In the event we engage in future acquisitions or major capital projects, we may have to raise additional capital through additional borrowings or the issuance of debt or equity securities.

As described above, we are responsible for servicing the external debt of $1.0 billion incurred in connection with the Merger, as well as to pay the principal and interest on the outstanding intercompany debt of $2.9 billion. While we expect that funds generated by our operations will be sufficient to enable us to satisfy our debt service obligations, our ability to meet our debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in customer preferences, the success of product and marketing innovations and pressure from competitors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. At any given time, we may not be able to refinance this debt, sell assets or borrow more money on terms acceptable to us or at all; the failure to do any of which could have adverse consequences for our business, financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in our unaudited condensed consolidated financial statements are discussed below. While we believe the assumptions underlying our estimates are reasonable, actual results could vary from those estimates.

Revenue Recognition

Product Revenue Recognition

We recognize revenue from the sale of a product and for contract manufacturing when title and risk of loss have transferred to the customer, collection is reasonably assured and we have no further performance obligation. This is typically when the product is received by the customer. At the time of sale, as further described below, we reduce sales and provide for estimated chargebacks, contractual allowances or customer rebates, product returns and customer credits and cash discounts. The methodology we used to estimate and provide for these sales provisions was consistent across all periods presented. Accruals for sales provisions are presented in our financial statements as a reduction of revenue and accounts receivable and, for contractual allowances, an increase in accrued liabilities. We regularly review information related to these estimates and adjust our reserves accordingly if, and when, actual experience differs from estimates.

We have internal historical information on chargebacks, rebates and customer returns and credits which we use as the primary factor in determining the related reserve requirements. As further described below, due to the nature of our injectable products and their primary use in hospital and clinical settings with generally consistent demand, we believe that this internal historical data, in conjunction with periodic review of available third-party data and updates for any applicable changes in available information, provides a reliable basis for such estimates.

We periodically review the wholesale supply levels of our more significant products by reviewing inventory reports purchased or available from wholesalers, evaluating our unit sales volume, and incorporating data from third-party market research firms. Based on this information, we attempt to keep a consistent wholesale stocking level of approximately two- to six-weeks across our hospital-based products. The buying patterns of our customers do vary from time to time, both from customer to customer and product to product, but we believe that historic wholesale stocking or speculative buying activity in our hospital-based distribution channels has not had a significant impact on our historic sales comparisons or sales provisions.

Sales Provisions

Our sales provisions totaled $837.6 million and $763.6 million for the nine months ended September 30, 2008 and 2007, respectively, and related reserves totaled $104.8 million and $125.1 million at September 30, 2008 and December 31, 2007, respectively.

Chargebacks

Following industry practice, we typically sell our products to independent pharmaceutical wholesalers at wholesale list price. The wholesaler in turn sells our products to an end user, normally a hospital or alternative healthcare facility, at a lower contractual price previously established between us and the end user via a group purchasing organization, or GPO. GPOs enter into collective purchasing contracts with pharmaceutical suppliers to secure more favorable product pricing on behalf of their end-user members.

Our initial sale to the wholesaler, and the resulting receivable, are recorded at our wholesale list price. However, as most of these selling prices will be reduced to a lower end-user contract price at the time of sale, revenue is reduced by, and a provision recorded for, the difference between the list price and estimated end-user contract price multiplied by the estimated wholesale units outstanding pending chargeback that will ultimately be sold under end-user contracts. When the wholesaler ultimately sells the product to the end user at the end-user contract price, the wholesaler charges us, a chargeback, for the difference between the list price and the end-user contract price and such chargeback is offset against our initial estimated contra asset. The most significant estimates inherent in recognizing the initial chargeback provision relate to wholesale units pending chargeback and the ultimate end-user contract-selling price. We base our estimation for these factors primarily on internal, product-specific sales and chargeback processing experience, estimated wholesaler inventory stocking levels, current contract pricing and our expectation for future contract pricing changes.

Our net chargeback reserve totaled $81.0 million and $101.2 million at September 30, 2008 and December 31, 2007, respectively. Due to information constraints in the distribution channel, it has not been practical, and has not been necessary, for us to capture and quantify the impact of current versus prior year activity on the chargeback provision. Information constraints within the distribution channel primarily relate to our inability to track product through the channel on a unit or specific lot basis. In addition, for the most part, we do not receive information from our customers with respect to what level of their sales are subject to chargeback. The lack of information on a specific lot basis precludes us from tracking actual chargeback activity to the period of our initial sale. As a result, we rely on internal data and management estimates in order to estimate the amount of product in the channel subject to future chargeback. The amount of product in the channel is comprised of physical inventory at the wholesaler and product that the wholesaler has sold, but has yet to report as end user sales. We estimate yet to be reported end user sales based on a historical average number of days to process chargeback activities from the date of the end user sale. We also review current year chargeback activity to determine whether significant changes in the provision relate to prior period sales; such changes have not been material to our statements of operations. A one percent decrease in our estimated end-user contract-selling prices would reduce total revenue for the nine months ended September 30, 2008 by $0.5 million, and a one percent increase in estimated wholesale units pending chargeback at September 30, 2008 would decrease total revenue for the nine months ended September 30, 2008 by $0.6 million.

Contractual Allowances, Returns and Credits, Cash Discounts and Bad Debts

Contractual allowances, generally rebates or administrative fees, are offered to certain wholesale customers, GPOs and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to 15 months from date of sale. We provide a general provision for contractual allowances at the time of sale based on the historical relationship between sales and such allowances. Upon receipt of contractual allowance claim, due to the availability of product and customer specific information on these programs, we then establish a specific provision for fees or rebates based on the specific terms of each agreement. Our reserve for contractual allowances totaled $13.5 million and $10.1 million at September 30, 2008 and December 31, 2007, respectively. A one percent increase in the estimated rate of contractual allowances to total revenue at September 30, 2008 would decrease net revenues by $0.7 million at that point in time. Contractual allowances are reflected in the financial statements as a reduction of total revenue and as a current accrued liability.

Consistent with industry practice, our return policy permits our customers to return products within a window of time before and after the expiration of product dating. We provide for product returns and other customer credits at the time of sale by applying historical experience factors generally based on our historic data on credits issued by credit category or product relative to related sales, and we provide specifically for known outstanding returns and credits. Our reserve for customer credits and product returns totaled $5.1 million and $8.8 million at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008, a one percent increase in the estimated reserve requirements for customer credits and product returns would have decreased total revenue for the nine month period ended September 30, 2008, by $1.4 million.

We generally offer our customers a standard cash discount on our hospital-based products for prompt payments and, from time-to-time, may offer a greater discount and extended terms in support of product launches or other promotional programs. A provision for cash discounts is established at the time of sale based on the terms of sale and adjusted for historical experience factors on the level of cash discount taken.

We establish a reserve for bad debts based on general and identified customer credit exposure. Our historic bad debt losses have been insignificant.

Inventories

Inventories consist of products currently approved for marketing and costs related to certain products pending regulatory approval. From time to time, we capitalize inventory costs associated with products prior to regulatory approval based on our judgment of probable future regulatory approval, commercial success and realizable value. Such judgment incorporates our knowledge and best judgment of where the product is in the regulatory review process, our required investment in the product, market conditions, competing products and our economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. If final regulatory approval for such products is denied or delayed, we revise our estimates and judgments about the recoverability of the capitalized costs and, where required, provide reserves for or write-off such inventory in the period those estimates and judgments change.

We routinely review our inventory and establish reserves when the cost of the inventory is not expected to be recovered or our product cost exceeds realizable market value. In instances where inventory is at or approaching expiration, is not expected to be saleable based on our quality and control standards or for is selling for a price below cost, we reserve for any inventory impairment based on the specific facts and circumstances. In evaluating the market value of inventory pending regulatory approval as compared to its cost, we consider the market, pricing and demand for competing products, our anticipated selling price for the product and the position of the product in the regulatory review process. Provisions for inventory reserves are reflected in the financial statements as an element of cost of sales with inventories presented net of related reserves.

Expense Recognition

Cost of sales represents the costs of the products which we have sold and consists of labor, raw materials, components, packaging, quality assurance and quality control, shipping, manufacturing overhead costs and the cost of finished products purchased from third parties. In addition, for cost of sales includes amortization of the cost of product rights purchased.

Research and development costs are expensed as incurred or consumed and consist primarily of salaries and other personnel-related expenses, as well as depreciation of equipment, allocable facility, raw material and production expenses and contract and consulting fees. Research and development costs also include costs associated with our Puerto Rico activities prior to commercial production.

Selling, general and administrative expenses consist primarily of salaries, commissions and other personnel-related expenses, as well as costs for travel, trade shows and conventions, promotional material and catalogs, advertising and promotion, facilities, risk management and professional fees.

Stock-Based Compensation

We account for stock based compensation in accordance with SFAS 123R, “Share-based Payment,” which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value. We use the straight-line attribution method to recognize share-based compensation expenses over the applicable vesting period of the award.

To determine stock-based compensation, we use the Black-Scholes option pricing model to estimate the fair value of options granted under equity incentive plans and rights to acquire stock granted under our stock participation plan. The Black-Scholes option pricing model requires us to estimate a variety of factors, including the applicable risk-free rate, the expected term of the option, the volatility of our common stock and the forfeiture rate. Compensation expense related to equity awards of restricted stock units is based upon the market price on the date of the grant. Stock compensation expense is charged to earnings on a straight-line basis over the applicable vesting period.

Effective with the September 10, 2008 Merger with Fresenius, all APP restricted stock units RSU and all “in-the money” APP stock options were accelerated and became immediately 100% vested and were exercised in accordance with the terms of the Merger Agreement.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated financial statements in the period that includes the legislative enactment date.

In 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the financial statements. In evaluation our unrecognized tax positions, we consider the status of any pending or potential examinations of our tax returns by the applicable tax authorities. Through the date of the Merger, APP and its subsidiaries filed income tax returns in the US Federal jurisdiction, Canada, Puerto Rico, and various state jurisdictions. APP is currently under state income tax examinations in California, Illinois, Massachusetts and North Carolina for various tax years. Although not currently under examination or audit, APP’s US federal income tax returns for calendar years 2006 and 2007, its Canadian income tax returns for the 2005 through 2007 tax years, its Puerto Rican income tax returns for the 2006 and 2007 tax years and its state income tax returns for the 2003 through 2007 tax years remain open for possible examination by the appropriate governmental agencies. APP has received notice of intent of the Internal Revenue Service to examine its federal income tax return for the year ended December 31, 2006. The examination began in the third quarter of 2008. There are no other open federal, state, or foreign government income tax audits at this time.

On September 10, 2008, the date of the Merger, a wholly-owned subsidiary of FKP Holdings merged with and into APP pursuant to and by the Agreement and Plan of Merger dated July 6, 2008. Accordingly, FKP Holdings became the parent company of APP and its subsidiaries. For periods beginning September 10, 2008, APP and its subsidiaries, will be included in the consolidated US Federal income tax return of FKP Holdings.

        As of September 30, 2008, the total amount of gross unrecognized tax benefits, which are reported in other liabilities in our unaudited condensed consolidated balance sheet, was $3.1 million. This entire amount would impact goodwill, if recognized. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes. For the nine month period ended September 30, 2008, $0.3 million of such interest was accrued.

Deferred tax assets are recognized if, in management’s judgment, it is more likely than not such assets will be realized. In August 2008, management determined that it could not conclude that it was more likely than not that tax benefits related to carryovers of net operating losses in Puerto Rico would be realized. Accordingly, APP recorded a valuation allowance of $1.0 million. This amount represents the entire deferred tax asset resulting from the Puerto Rican loss carryovers.

Acquisitions

Our consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition. We account for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to acquired in process research and development are expensed at the date of acquisition. When we acquire net assets that do not constitute a business under GAAP, no goodwill is recognized.

The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. Accordingly, for significant items, we typically obtain assistance from third-party valuation specialists. The valuations are based on information available near the acquisition date and are based on expectations and assumptions that have been deemed reasonable by management.

Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. For example, the useful life of the right associated with a pharmaceutical product’s exclusive patent will be finite and will result in amortization expense being recorded in our results of operations over a determinable period. However, the useful life associated with a brand that has no patent protection but that retains, and is expected to retain, a distinct market identity could be considered to be indefinite and the asset would not be amortized.

Impairment of Long-lived Assets

We review all of our long-lived assets, including goodwill and other intangible assets, for impairment indicators at least annually. We perform detailed impairment testing for goodwill annually and for all other long-lived assets whenever impairment indicators are present. Examples of those events or circumstances that may be indicative of impairment include:

•

A significant adverse change in legal factors or in the business climate that could affect the value of the asset, including, by way of example, a successful challenge of our patent rights resulting in generic competition earlier than expected.

•

A significant adverse change in the extent or manner in which an asset is used, including, by way of example, restrictions imposed by the FDA or other regulatory authorities that affect our ability to manufacture or sell a product.

•

A projection or forecast that demonstrates losses associated with an asset, including, by way of example, a change in a government reimbursement program that results in an inability to sustain projected product revenues or profitability or the introduction of a competitor’s product that results in a significant loss of market share.

The value of intangible assets is determined primarily using the “income method,” which starts with a forecast of all expected future net cash flows. Accordingly, the potential for impairment for intangible assets may exist if actual revenues are significantly less than those initially forecasted or actual expenses are significantly more than those initially forecasted. Some of the more significant estimates and assumptions inherent in the intangible asset impairment estimation process include: the amount and timing of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry as well as expected changes in standards of practice for indications addressed by the asset.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FAS No. 142-3 will have on its financial statements.

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133”. SFAS 161 expands the disclosure requirements of

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requiring qualitative disclosures about the objectives and strategies for using derivatives, quantitative disclosures about the fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The effective date for adoption of SFAS No.161 by our Company is the first quarter of 2009. We are currently assessing the impact that the adoption of SFAS 161 will have on our consolidated financial statements.

Our Predecessor adopted SFAS No. 157, “Fair Value Measurements,” on January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 essentially redefines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements and the effects of its adoption were determined by the types of instruments carried at fair value in our financial statements at the time of adoption as well as the methods utilized to determine their fair values prior to adoption. Our Predecessor applied the fair value measurement guidance of SFAS No. 157 in the valuation of its interest rate swap, which it entered into on February 14, 2008 and settled in September 2008 prior to the completion of the Merger. Refer to Note 8 – Fair Value Measurements.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (SFAS 141R) and Statement No. 160, “Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS 160). These new standards will significantly change the accounting for and reporting of business combination transactions and non-controlling (minority) interests in consolidated financial statements. SFAS 141R and SFAS 160 are required to be adopted simultaneously and are effective with the first quarter of 2009. SFAS 141R and SFAS 160 will be effective for business combination transactions completed and non-controlling (minority) interests created on or after January 1, 2009.

In December 2007, the FASB issued Statement No. 141(R), “Business Combination” (SFAS 141R) and Statement No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS 160). These new standards will significantly change the accounting for and reporting of business combination transactions and non-controlling (minority) interests in consolidated financial statements. SFAS 141R and SFAS 160 are required to be adopted simultaneously and are effective with the first quarter of 2009. SFAS 141R and SFAS 160 will be effective for business combination transactions completed and non-controlling (minority) interests created on or after January 1, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with changes in interest rates and foreign currency exchange rates. Interest rate changes affect primarily our investments in marketable securities and our debt obligations. Changes in foreign currency exchange rates can affect our operations outside of the United States.

Foreign Currency Risk: We have operations in Canada and Puerto Rico; however, both revenue and expenses of those operations are typically denominated in the currency of the country of operations, providing a partial hedge. Nonetheless, our Canadian subsidiary is presented in our financial statement in U.S. dollars and can be impacted by foreign currency exchange fluctuations through both (i) translation risk, which is the risk that the financial statements for a particular period or as of a certain date depend on the prevailing exchange rates of the various currencies against the U.S. dollar, and (ii) transaction risk, which is the risk that the currency impact of transactions denominated in currencies other than the subsidiary’s functional currency may vary according to currency fluctuations.

With respect to translation risk, even though there may be fluctuations of currencies against the U.S. dollar, which may impact comparisons with prior periods, the translation impact is included in accumulated other comprehensive income, a component of stockholders’ equity, and does not affect the underlying results of operations. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which we operate are included in the consolidated statements of operations. As of September 30, 2008, there were no outstanding foreign currency hedge arrangements.

Investment Risk: The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our activities without increasing risk. Some of the securities that we invest in may have interest rate risk. This means that a change in prevailing interest rates may cause the fair value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the prevailing rate and the prevailing rate later rises, the fair value of the principal amount of our investment will probably decline.

To minimize this risk, we maintain an investment portfolio of cash equivalents consisting of high credit quality securities, including commercial paper, government and non-government debt securities and money market funds. We do not use derivative financial instruments. The average maturity of the debt securities in which we invest has been less than 90 days and the maximum maturity have been three months.

        Interest Rate Risk: We are also exposed to changes in interest rates on our borrowings. Pursuant to the Merger on September 10, 2008, we entered into a credit agreement composed of two term loan facilities: a Term Loan A facility for $500 million and a Term Loan B facility for $497.5 million. The credit agreement also provides for a revolving credit facility of $150 million. The Term

Loan A facility and the revolving credit facility bear interest at a rate of libor plus a margin, while the Term Loan B facility bears interest at a rate of libor plus a margin. The interest rate margins are subject to step downs based on, among other things, our total leverage ratio. Additionally, on September 10, 2008, we entered into a number of intercompany loan arrangements, including a term bridge loan of $1,300 million, a senior term loan of approximately $1,102.5 million and other intercompany loans of $456.2 million.

As of September 30, 2008, $997.5 million was outstanding on our credit facility and approximately $2,860 million of intercompany loans. There was no outstanding balance on the revolving credit facility. If our interest rates were to increase 1%, our interest expense for the remainder of 2008 would increase $38.6 million based on our outstanding debt balances at September 30, 2008. We were in compliance with all covenants as of September 30, 2008. On October 6, 2008, the amount of the senior credit facilities under the Senior Credit Facilities Agreement was increased by approximately $500 million to approximately $2,950 million through an increase in the amount of the Tranche B1 Term Loan facility by approximately $500 million to approximately $1,205 million. Simultaneously, the full amount of the increase to the Tranche B1 Term Loan facility was drawn down under the Senior Credit Facilities Agreement, and in connection therewith, the corresponding intercompany term loan agreement was amended to reflect the changes to the Senior Credit Facilities Agreement. The additional funds were used to repay a portion of the $1.3 billion outstanding under the Bridge Facility Agreement. The Bridge Credit Facility was paid down by an additional $150 million from other sources so that the aggregate amount outstanding under that facility, after these repayments, is approximately $650 million. These changes to the Senior Credit Facilities Agreement and Bridge Credit Facility had mirror effects on the Senior Intercompany Loans and Bridge Intercompany Loan.

ITEM 4.	CONTROLS AND PROCEDURES

Under the rules and regulations of the Securities and Exchange Commission, we are not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we file our Annual Report on Form 10-K for our fiscal year ending December 31, 2009. In our Annual Report on Form 10-K for our fiscal year ending December 31, 2009, management and our independent registered public accounting firm will be required to provide an assessment as to the effectiveness of our internal control over financial reporting.

We maintain disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance we necessarily are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report. Based on their evaluation and subject to the foregoing, management has concluded that our disclosure controls and procedures were effective as of September 30, 2008.

There was no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims have included assertions that our products infringe existing patents, allegations of product liability and also claims that the use of our products has caused personal injuries. We intend to defend vigorously any such litigation that may arise and to use all defenses that would be available to us. In the opinion of management, the ultimate outcome of proceedings of which management is aware, even if adverse to us, will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below before investing in our publicly traded securities. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition and general economic conditions. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity.

Risk Factors Related to the Business of FKP Holdings

If FKP Holdings is unable to develop and commercialize new products, its ability to generate revenue and Adjusted EBITDA will deteriorate.

Profit margins for a pharmaceutical product generally decline as new competitors enter the market. As a result, the future success of FKP Holdings will depend on its ability to commercialize the product candidates currently developing, as well as develop new products in a timely and cost-effective manner. The Company currently has over 25 abbreviated new drug applications, or

ANDAs, pending with the U.S. Food and Drug Administration, or the FDA, and over 70 product candidates under various stages of development. Successful development and commercialization of product candidates will require significant investment in many areas, including research and development and sales and marketing, and FKP Holdings may not realize a return on those investments. In addition, development and commercialization of new products are subject to inherent risks, including:

•	failure to receive necessary regulatory approvals;

•	difficulty or impossibility of manufacture on a large scale;

•	prohibitive or uneconomical costs of marketing products;

•	inability to secure raw material or components from third-party vendors in sufficient quantity or quality or at a reasonable cost;

•	Failure of our products to be developed or commercialized prior to the successful marketing of similar or superior products by third parties;

•	lack of acceptance by customers;

•	impact of authorized generic competition;

•	infringement on the proprietary rights of third parties;

•	new patents may be granted for existing products, which could prevent the introduction of newly-developed products for additional periods of time; and

•

grant to another manufacturer by the FDA of a 180-day period of marketing exclusivity under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, as patents or other exclusivity periods for brand name products expire.

The timely and continuous introduction of new products is critical to the business of FKP Holdings. The ability of FKP Holdings to grow revenue will deteriorate if we are unable to successfully develop and commercialize new products, which could have an adverse effect on FKP Holdings’ ability to achieve the Adjusted EBITDA threshold required to trigger a payment under the CVRs.

As a result of the acquisition, we now have substantially more debt.

We now have substantial indebtedness as a result of the consummated acquisition. As of September 30, 2008 we have $ 3.9 billion of outstanding indebtedness; comprised of approximately $1.0 billion of A and B class term loans and $2.8 billion of intercompany loans. There can be no assurance that our businesses will be able to generate sufficient cash flows from operations to meet our anticipated debt service obligations. Our level of indebtedness will have important consequences, including limiting our ability to invest operating cash flow to expand our businesses or execute our strategies, to capitalize on business opportunities and to react to competitive pressures, because we will need to dedicate a substantial portion of these cash flows to service our debt. In addition, we could be unable to refinance or obtain additional financing because of market conditions, high levels of debt and the debt restrictions included in the debt instruments executed in connection with our recent acquisition.

If sales of key products decline, the business of FKP Holdings may be adversely affected.

FKP Holdings’ top ten products comprised approximately 59% of its total revenue for the nine months ended September 30, 2008, with the top five products accounting for 46% of its total revenue. FKP Holding’s key products could lose market share or revenue due to numerous factors, many of which are beyond the control of FKP Holdings, including:

•	lower prices offered on similar products by other manufacturers;

•	substitute or alternative products or therapies;

•	development by others of new pharmaceutical products or treatments that are more effective than the products of FKP Holdings;

•	introduction of other generic equivalents or products which may be therapeutically interchanged with the products of FKP Holdings;

•	interruptions in manufacturing or supply;

•	changes in the prescribing practices of physicians;

•	changes in third-party reimbursement practices; and

•	migration of key customers to other manufacturers or sellers.

Any factor adversely affecting the sale of the key products of FKP Holdings may cause its revenues to decline, which could have an adverse effect on FKP Holdings’ ability to achieve the Adjusted EBITDA threshold required to trigger a payment under the CVRs.

If FKP Holdings or its suppliers are unable to comply with ongoing and changing regulatory standards, sales of its products could be delayed or prevented.

Virtually all aspects of FKP Holdings’ business, including the development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, record-keeping, distribution, storage and advertising and promotion of its products and disposal of waste products arising from these activities, are subject to extensive regulation by federal, state and local governmental authorities in the United States, including the FDA and the Department of Health and Human Services Office of Inspector General (OIG). FKP Holdings’ business is also subject to regulation in foreign countries. Compliance with these regulations is costly and time-consuming.

FKP Holdings’ manufacturing facilities and procedures and those of its suppliers are subject to ongoing regulation, including periodic inspection by the FDA and foreign regulatory agencies. For example, manufacturers of pharmaceutical products must comply with detailed regulations governing current good manufacturing practices, including requirements relating to quality control and quality assurance. FKP Holdings must spend funds, time and effort in the areas of production, safety, quality control and quality assurance to ensure compliance with these regulations. FKP Holdings cannot assure that its manufacturing facilities or those of its suppliers will not be subject to regulatory action in the future.

FKP Holdings’ products must receive appropriate regulatory clearance before they can be sold in a particular country, including the United States. FKP Holdings may encounter delays in the introduction of a product as a result of, among other things, failure of clinical trials to show safety or efficacy, undesirable side effects, insufficient or incomplete submissions to the FDA for approval of a product, objections by another company to submissions for approval, patent protection covering brand name products, patent challenges by other companies which result in a 180-day exclusivity period awarded to the challenger, and changes in regulatory policy during the period of product development or during the regulatory approval process. The FDA has the authority to revoke drug approvals previously granted and remove from the market previously approved products for various reasons, including issues related to current good manufacturing practices for that particular product or in general. FKP Holdings may be subject from time to time to product recalls initiated by them or by the FDA. Delays in obtaining regulatory approvals, the revocation of a prior approval or product recalls could impose significant costs on FKP Holdings and adversely affect its ability to generate revenue.

The inability of FKP Holdings or the inability of its suppliers to comply with applicable FDA and other regulatory requirements can result in, among other things, warning letters, fines, consent decrees restricting or suspending their manufacturing operations, delay of approvals for new products, injunctions, civil penalties, recall or seizure of products, total or partial suspension of sales and criminal prosecution. Any of these regulatory actions could materially and adversely affect their ability to generate and receive revenue and result in the incurrence of significant expenses, which could have an adverse effect on FKP Holdings’ ability to achieve the Adjusted EBITDA threshold required to trigger a payment under the CVRs.

State pharmaceutical marketing compliance and reporting requirements may expose FKP Holdings to regulatory and legal action by state governments or other government authorities.

In recent years, several states, including California, Vermont, Maine, Minnesota, New Mexico, West Virginia and Nevada in addition to the District of Columbia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs and file periodic reports on sales, marketing, pricing and other activities. Similar legislation is being considered in other states. Many of these requirements are new and uncertain, and available guidance is limited. FKP Holdings has received notice regarding possible non-compliance with these state laws and certain licensing requirements. However, FKP Holdings is continuing to assess and address its compliance obligations under these state laws. Unless FKP Holdings is in full compliance with these laws, they could face enforcement action and fines and other penalties and could receive adverse publicity, all of which could harm their business.

If side effects or manufacturing problems are identified after the products are on the market, FKP Holdings may be subject to additional regulatory requirements or enforcement.

If side effects are identified after any products of FKP Holdings are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of products, additional clinical trials, changes in labeling of products, and changes to or re-approvals of their manufacturing facilities may be required, any of which could have a material adverse effect on sales of the affected products.

After any of the products of FKP Holdings are approved for commercial use, FKP Holdings or regulatory bodies could decide that changes to the product labeling are needed to ensure the safety and effectiveness of the products. Label changes may be necessary for a number of reasons, including the identification of actual or theoretical safety or efficacy concerns by regulatory agencies or the discovery of significant problems with a similar product that implicates an entire class of products. Any significant concerns raised about the safety or efficacy of the products could also result in the need to reformulate those products, to conduct additional clinical trials, to make changes to the manufacturing processes, or to seek re-approval of the relevant manufacturing facilities. Significant concerns about the safety and effectiveness of a product could ultimately lead to the revocation of its marketing approval. The revision of product labeling or the regulatory actions described above could be required even if there is no clearly established connection between the product and the safety or efficacy concerns that have been raised. The revision of product labeling or the regulatory actions described above could have a material adverse effect on sales of the affected products and on our business and results of operations, which could have an adverse effect on FKP Holdings’ ability to achieve the Adjusted EBITDA threshold required to trigger a payment under the CVRs.

The manufacture of FKP Holdings’ products is highly exacting and complex, and if FKP Holdings or its suppliers encounter production problems, their business may suffer.

Almost all of the pharmaceutical products FKP Holdings makes are sterile, injectable drugs. FKP Holdings also purchases some such products from other companies. The manufacture of all the products is highly exacting and complex, due in part to strict regulatory requirements and standards which govern both the manufacture of a particular product and the manufacture of these types of products in general. Problems may arise during their manufacture due to a variety of reasons including equipment malfunction, failure to follow specific protocols and procedures and environmental factors. If problems arise during the production of a batch of product, that batch of product may have to be discarded. This could, among other things, lead to loss of the cost of raw materials and components used, lost revenue, time and expense spent in investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If such problems are not discovered before the product is released to the market, recall costs may also be incurred. To the extent FKP Holdings experiences problems in the production of its pharmaceutical products, this may be detrimental to its business, operating results and reputation.

FKP Holdings’ market is highly competitive, and if FKP Holdings is unable to compete successfully, its revenue will decline and its business will be harmed.

The markets for injectable pharmaceutical products are highly competitive, rapidly changing and undergoing consolidation. Most of FKP Holdings’ products are generic injectable versions of brand name products that are still being marketed by proprietary pharmaceutical companies. The first company to market a generic product is often initially able to achieve high sales, profitability and market share with respect to that product. Prices, revenue and market size for a product typically decline, however, as additional generic manufacturers enter the market.

FKP Holdings faces, and will continue to face, competition from major, brand-name pharmaceutical companies as well as generic manufacturers such as Hospira, Inc., Bedford Laboratories, Baxter Laboratories (including Elkin-Sinn), SICOR Inc. (acquired by Teva Pharmaceuticals USA) and Mayne Pharma (acquired by Hospira, Inc.) and, in the future, increased competition from new, foreign competitors. Smaller and foreign companies may also prove to be significant competitors, particularly through collaboration arrangements with large and established companies. Some of FKP Holdings’ competitors have significantly greater research and development, financial, sales and marketing, manufacturing, regulatory and other resources than FKP Holdings. As a result, they may be able to devote greater resources to the development, manufacture, marketing or sale of their products, receive greater resources and support for their products, initiate or withstand substantial price competition, more readily take advantage of acquisition or other opportunities, or otherwise more successfully market their products.

Any reduction in demand for the products of FKP Holdings could lead to a decrease in prices, fewer customer orders, reduced revenues, reduced margins and reduced levels of profitability or loss of market share. These competitive pressures could adversely affect its business and operating results, which could have an adverse effect on FKP Holdings’ ability to achieve the Adjusted EBITDA threshold required to trigger a payment under the CVRs.

FKP Holdings faces uncertainty related to pricing and reimbursement and health care reform.

In both domestic and foreign markets, sales of the products of FKP Holdings will depend, in part, on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations and other health care-related organizations. However, reimbursement by such payors is presently undergoing reform, and there is significant uncertainty at this time how this will affect sales of certain pharmaceutical products. There is possible U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including under Medicaid and Medicare, and the importation of prescription drugs that are marketed outside the U.S. and sold at prices that are regulated by governments of various foreign countries.

Medicare, Medicaid and other governmental reimbursement legislation or programs govern drug coverage and reimbursement levels in the United States. Federal law requires all pharmaceutical manufacturers to rebate a percentage of their revenue arising from Medicaid-reimbursed drug sales to individual states. Generic drug manufacturers’ agreements with federal and state governments provide that the manufacturer will remit to each state Medicaid agency, on a quarterly basis, 11% of the average manufacturer price for generic products marketed and sold under abbreviated new drug applications covered by the state’s Medicaid program. For proprietary products, which are marketed and sold under new drug applications, manufacturers are required to rebate the greater of: (a) 15.1% of the average manufacturer price or (b) the difference between the average manufacturer price and the manufacturer’s best price to any customer for products sold during a specified period. The Medicaid program also requires pharmaceutical manufacturers to report certain information to the Centers for Medicare & Medicaid Services (CMS) on a periodic basis, including average manufacturer price and best price. The Medicare program requires manufacturers of Part B drugs, generally injectables, to report average sales price to CMS on a quarterly basis. If a pharmaceutical manufacturer is found to have knowingly submitted false information to the government, it may be liable for civil monetary penalties per item of false information.

Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation, rules and regulations designed to contain or reduce the cost of health care. Existing regulations that affect the price of pharmaceutical and other medical products may also change before any of the products of FKP Holdings is approved for marketing. Cost control initiatives could decrease the price that FKP Holdings receives for any product it develops in the future. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services and litigation has been filed against a number of pharmaceutical companies in relation to these issues. Additionally, significant uncertainty exists as to the reimbursement status of newly approved injectable pharmaceutical products. The products of FKP Holdings may not be considered cost effective or adequate third-party reimbursement may not be available to enable FKP Holdings to maintain price levels sufficient to realize an adequate return on its investment.

If FKP Holdings is unable to maintain APP’s key customer arrangements, sales of its products and revenue would decline.

Almost all injectable pharmaceutical products are sold to customers through arrangements with group purchasing organizations, or GPOs, and distributors. The majority of hospitals contract with the GPO of their choice for their purchasing needs. APP derived, and FKP Holdings expects to continue to derive, a large percentage of its revenue through a small number of GPOs. Currently, fewer than ten GPOs control a large majority of sales to hospital customers.

FKP Holdings has purchasing arrangements with the major GPOs in the United States, including AmeriNet, Inc., Broadlane Healthcare Corporation, Consorta, Inc., MedAssets Inc., Novation, LLC, Owen Healthcare, Inc., PACT, LLC, Premier Purchasing Partners, LP, International Oncology Network, National Oncology Alliance, and U.S. Oncology, Inc. In order to maintain these relationships, FKP Holdings believes it needs to be a reliable supplier, offer a broad product line, remain price competitive, comply with FDA regulations and provide high-quality products. The GPOs through which FKP Holdings sells its products also have purchasing agreements with other manufacturers that sell competing products and the bid process for products such as those of FKP Holdings is highly competitive. Most of APP’s GPO agreements may be terminated on short notice. If FKP Holdings is unable to maintain these arrangements with GPOs and key customers, revenue of the products of FKP Holdings would decline, which could have an adverse effect on FKP Holdings’ ability to achieve the Adjusted EBITDA threshold required to trigger a payment under the CVRs.

The strategy to license rights to or acquire and commercialize proprietary or other specialty injectable products may not be successful, and FKP Holdings may never receive any return on its investment in these product candidates.

FKP Holdings may license rights to or acquire or commercialize proprietary or other specialty injectable products or technologies. Other companies, including those with substantially greater financial and sales and marketing resources, will compete with FKP Holdings to license rights to or acquire or commercialize these products. FKP Holdings may not be able to license rights to or acquire these proprietary or other products or technologies on acceptable terms, if at all. Even if FKP Holdings obtains rights to a pharmaceutical product and commits to payment terms, including, in some cases, up-front license payments, FKP Holdings may not be able to generate product sales sufficient to create a profit or otherwise avoid a loss.

A product candidate may fail to result in a commercially successful drug for other reasons, including the possibility that the product candidate may:

•	fail to receive necessary regulatory approvals;

•	be difficult or uneconomical to produce in commercial quantities;

•	be precluded from commercialization by proprietary rights of third parties; or

•	fail to achieve market acceptance.

The marketing strategy, distribution channels and levels of competition with respect to any licensed or acquired product may be different from those of APP’s current products, and FKP Holdings may not be able to compete favorably in any new product category.

FKP Holdings depends heavily on the principal members of its management team, the loss of whom could harm their business.

FKP Holdings depends heavily on the principal members of its executive management team. Each of the members of FKP Holding’s executive management team is employed “at will.” The loss of the services of any member of its executive management team may significantly delay or prevent the achievement of product development or business objectives of FKP Holdings.

To be successful, FKP Holdings must attract, retain and motivate key employees, and the inability to do so could seriously harm its operations.

To be successful, FKP Holdings must attract, retain and motivate executives and other key employees. FKP Holdings faces competition for qualified scientific, technical and other personnel, which may adversely affect its ability to attract and retain key personnel. FKP Holdings also must attract and motivate employees and keep them focused on its strategies and goals.

FKP Holdings depends on third parties to supply raw materials and other components and FKP Holdings may not be able to obtain sufficient quantities of these materials, which will limit its ability to manufacture its products on a timely basis and harm its operating results.

The manufacture of FKP Holdings’ products requires raw materials and other components that must meet stringent FDA requirements. Some of these raw materials and other components are available only from a limited number of sources. Additionally, FKP Holdings’ regulatory approvals for each particular product specify the raw materials and components, and the suppliers for such materials, that FKP Holdings may use for that product. Obtaining approval to change, substitute or add a raw material or component, or the supplier of a raw material or component, can be time consuming and expensive, as testing and regulatory approval is necessary. If its suppliers are unable to deliver sufficient quantities of these materials on a timely basis or they encounter difficulties in its relationships with these suppliers, the manufacture and sale of their products may be disrupted, and their business, operating results and reputation could be adversely affected.

Other companies may claim that FKP Holdings infringe its intellectual property or proprietary rights, which could cause FKP Holdings to incur significant expenses or prevent them from selling their products.

The success of FKP Holdings depends in part on its ability to operate its business without infringing the patents and proprietary rights of third parties. The manufacture, use, offer for sale and sale of pharmaceutical products have been subject to substantial litigation in the pharmaceutical industry. These lawsuits relate to the enforceability, validity and infringement of patents or proprietary rights of third parties. Infringement litigation is prevalent with respect to generic versions of products for which the patent covering the brand name product is expiring, particularly since many companies which market generic products focus their development efforts on products with expiring patents. A number of pharmaceutical companies, biotechnology companies, universities and research institutions may have filed patent applications or may have been granted patents that cover aspects of FKP Holdings’ products or their licensors’ products, product candidates or other technologies.

Future or existing patents issued to third parties may contain claims that conflict with the products of FKP Holdings. FKP Holdings is subject to infringement claims from time to time in the ordinary course of its business, and third parties could assert infringement claims against FKP Holdings in the future with respect to FKP Holdings’ current products, products FKP Holdings may develop or products FKP Holdings may license. In addition, FKP Holdings’ patents and patent applications, or those of the licensors of FKP Holdings, could face other challenges, such as interference, opposition and reexamination proceedings. Any such challenge, if successful, could result in the invalidation of, or a narrowing of scope of, any such patents and patent applications. Litigation or other proceedings could force FKP Holdings to:

•	stop or delay selling, manufacturing or using products that incorporate or are made using the challenged intellectual property;

•	pay damages; or

•	enter into licensing or royalty agreements that may not be available on acceptable terms, if at all.

Any litigation or interference proceedings, regardless of their outcome, would likely delay the regulatory approval process, be costly and require significant time and attention of key management and technical personnel.

FKP Holdings’ inability to protect its intellectual property rights in the United States and foreign countries could limit its ability to manufacture or sell its products.

FKP Holdings relies on trade secrets, unpatented proprietary know-how, continuing technological innovation and patent protection to preserve its competitive position. The patents of FKP Holdings and those for which it has or will license rights, may be challenged, invalidated, infringed or circumvented, and the rights granted in those for which FKP Holdings hold patents may not provide proprietary protection or competitive advantages to FKP Holdings. FKP Holdings and their licensors may not be able to develop patentable products. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to FKP Holdings. Third-party patents could reduce the coverage of the patents licensed, or that may be licensed to or owned by FKP Holdings. If patents containing competitive or conflicting claims are issued to third parties, FKP Holdings may be prevented from commercializing the products covered by such patents, or may be required to obtain or develop alternate technology. In addition, other parties may duplicate, design around or independently develop similar or alternative technologies.

FKP Holdings may not be able to prevent third parties from infringing or using their intellectual property. FKP Holdings generally controls and limits access to, and the distribution of, its product documentation and other proprietary information. Despite these efforts to protect this proprietary information, however, unauthorized parties may obtain and use information that FKP Holdings regards as proprietary. Other parties may independently develop similar know-how or may even obtain access to the technologies of FKP Holdings.

The laws of some foreign countries do not protect proprietary information to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary information in these foreign countries.

The U.S. Patent and Trademark Office and the courts have not established a consistent policy regarding the breadth of claims allowed in pharmaceutical patents. The allowance of broader claims may increase the incidence and cost of patent interference proceedings and the risk of infringement litigation. On the other hand, the allowance of narrower claims may limit the value of the proprietary rights of FKP Holdings.

FKP Holdings may become subject to federal and state false claims or other similar litigation brought by private individuals and the government.

The Federal False Claims Act allows persons meeting specified requirements to bring suit alleging false or fraudulent Medicare or Medicaid claims and to share in any amounts paid to the government in fines or settlement. These suits, known as qui tam actions, have increased significantly in recent years and have increased the risk that a health care company will have to defend a false claim action, pay fines and/or be excluded from Medicare and Medicaid programs. Federal false claims litigation can lead to civil monetary penalties, criminal fines and imprisonment and/or exclusion from participation in Medicare, Medicaid and other federally-funded health programs. Other alternate theories of liability may also be available to private parties seeking redress for such claims. A number of parties have brought claims against numerous pharmaceutical manufacturers, and FKP Holdings cannot be certain that such claims will not be brought against FKP Holdings, or if they are brought, that such claims might not be successful. A majority of states have enacted their own false claim act statutes and have used them to bring similar suits against pharmaceutical manufacturers.

FKP Holdings may need to change its business practices to comply with changes to, or may be subject to charges under, the fraud and abuse laws.

FKP Holdings is subject to various federal and state laws pertaining to health care fraud and abuse, including the federal Anti-Kickback Statute and its various state analogues, the federal False Claims Act and marketing and pricing laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs such as Medicare and Medicaid. FKP Holdings believes that it is in substantial compliance with these laws, but the government could disagree and challenge FKP Holdings’ practices, which could materially and adversely affect its business. FKP Holdings may have to change its advertising and promotional business practices, or its existing business practices could be challenged as unlawful due to changes in laws, regulations or rules or due to administrative or judicial findings, which could materially adversely affect its business.

FKP Holdings may be required to defend lawsuits or pay damages for product liability claims.

Product liability is a major risk in testing and marketing pharmaceutical products. FKP Holdings may face substantial product liability exposure for products that it sells after regulatory approval. Historically, APP carried product liability insurance and FKP Holdings continues to carry such policies. Product liability claims, regardless of their merits, could exceed policy limits, divert management’s attention and adversely affect the reputation of FKP Holdings and the demand for its products.

FKP Holdings is subject to risks associated with international expansion, which could harm both domestic and international operations.

The business strategy of FKP Holdings includes international expansion. This could impose substantial burdens on the resources of FKP Holdings, divert management’s attention from domestic operations or otherwise harm its business, thereby having an adverse effect on FKP Holdings’ ability to achieve the Adjusted EBITDA threshold required to trigger a payment under the CVR. Moreover, under the CVR indenture, revenue derived from the sale of products outside North America is excluded in calculating Adjusted EBITDA.

APP may be required to indemnify Abraxis BioScience, Inc. and may not be able to collect on indemnification rights from Abraxis BioScience.

Under the terms of the separation and distribution agreement relating to the separation of Abraxis BioScience, Inc. from APP in November 2007, Abraxis BioScience agreed to indemnify APP from and after the spin-off with respect to all liabilities of the pre-separation company not related to APP’s business and the use by APP of any trademarks or other source identifiers owned by Abraxis BioScience. Similarly, APP agreed to indemnify Abraxis BioScience from and after the spin-off with respect to all liabilities of the pre-separation company related to APP’s business and the use by Abraxis BioScience of any trademarks or other source identifiers owned by APP. Under the terms of a tax allocation agreement relating to the separation of Abraxis BioScience from APP, Abraxis BioScience agreed to indemnify APP against all tax liabilities to the extent they relate to the proprietary products business, and APP agreed to indemnify Abraxis BioScience against all tax liabilities to the extent they relate to the hospital-based products business. In addition, Abraxis BioScience agreed to indemnify APP against any tax liability arising as a result of the spin-off failing to qualify as a tax-free distribution unless such tax liability is imposed as a result of an acquisition of APP, including the Merger, or certain other specified acts of APP. Under the terms of a manufacturing agreement relating to the separation of Abraxis BioScience from APP, Abraxis BioScience agreed to indemnify APP from any damages resulting from a third-party claim caused by or alleged to be caused by (i) Abraxis BioScience’s failure to perform its obligations under the manufacturing agreement; (ii) any product liability claim arising from the negligence, fraud or intentional misconduct of Abraxis BioScience or any of its affiliates or any product liability claim arising from Abraxis BioScience’s manufacturing obligations (or any failure or deficiency in Abraxis BioScience’s manufacturing obligations) under the manufacturing agreement; (iii) any claim that the manufacture, use or sale of APP’s pipeline products infringes a patent or any other proprietary right of a third party; or (iv) any recall, product liability claim or other third-party claim not arising from the gross negligence or bad faith of, or intentional misconduct or intentional breach of the manufacturing agreement by, APP by reason of the $100 million limitation of liability described below. Abraxis BioScience also agreed to indemnify APP for liabilities that Abraxis BioScience becomes subject to as a result of Abraxis BioScience’s activities under the manufacturing agreement and for which Abraxis BioScience is not responsible under the terms of the manufacturing agreement. APP agreed to indemnify Abraxis BioScience from any damages resulting from a third-party claim caused by or alleged to be caused by (i) APP’s gross negligence, bad faith, intentional misconduct or intentional failure to perform its obligations under the manufacturing agreement; or (ii) any product liability claim arising from the gross negligence or bad faith of, or intentional misconduct or intentional breach of the manufacturing agreement by APP. APP generally will not have any liability for monetary damages to Abraxis BioScience or third parties in connection with the manufacturing agreement for damages in excess of $100 million in the aggregate. There are no time limits on when an indemnification claim must be brought and no other monetary limits on the amount of indemnification that may be provided. In addition, indemnification obligations could be significant. APP’s ability to satisfy any of these indemnification obligations will depend upon the future financial strength of APP. APP cannot determine whether it will have to indemnify Abraxis BioScience for any substantial obligations after the separation. In addition, FKP Holdings also cannot assure you that, if Abraxis BioScience becomes obligated to indemnify APP for any substantial obligations, Abraxis BioScience will have the ability to satisfy those obligations.

Risks Related to the Contingent Value Rights

CVR holders may not receive any payment on the CVRs.

The right to receive any future payment on the CVRs will be contingent upon the achievement by FKP Holdings and its consolidated subsidiaries of cumulative Adjusted EBITDA (calculated in accordance with the CVR indenture) in excess of the threshold specified in the CVR indenture. If cumulative Adjusted EBITDA does not exceed this threshold for any reason, no payment will be made under the CVRs and the CVRs will expire valueless. Accordingly, the value, if any, of the CVRs is speculative, and the CVRs may ultimately have no value. See Note 3—Contingent Value Rights (CVR).

It may be difficult to determine the amount of cash to be received under the CVRs until 2011 which makes it difficult to value the CVRs.

If any payment is made on the CVR, it will not be made until June 2011 (except in certain cases of foreclosure of the APP shares pledged as security for the indebtedness of FKP Holdings), and the amount of any payment will not be determined prior to the second quarter of 2011. FKP Holdings will provide an interim statement of Adjusted EBITDA for each of 2008 and 2009, and a final statement of Adjusted EBITDA following the end of 2010. The final calculation of any CVR payment, however, will be provided to you no earlier than the second quarter of 2011. Because the amount of any payment on the CVRs will not be determined prior to the second quarter of 2011 and the CVR payment will be determined on the basis of cumulative Adjusted EBITDA for a three-year period, it may be difficult to value the CVRs, and accordingly it may be difficult or impossible for you to resell your CVRs.

The management of FKP Holdings may not follow the business, financial and operational policies of APP.

The directors of FKP Holdings elected by Fresenius have significant authority with respect to the business, financial and operational policies of FKP Holdings and APP. There can be no assurance that the business, financial and operational policies of APP in effect prior to the Merger including, for example, APP’s business strategy, will continue after the Merger. Different policies may adversely affect the value of the CVRs and any payment thereunder. Except in limited circumstances described in the CVR indenture, FKP Holdings does not have any obligations to CVR holders regarding the operation of its business after the completion of the Merger.

FKP Holdings has no obligation to continue to research, develop or commercialize APP’s products.

FKP Holdings has no obligation to initiate or continue research, development or commercialization activities with respect to any APP products and, in its sole discretion, FKP Holdings may abandon efforts to research, develop or commercialize any product, whether or not such product was in development or commercialized as of the closing date of the Merger. Changes or abandonment of APP’s research, development or commercialization activities by FKP Holdings may adversely affect the amount of Adjusted EBITDA generated by FKP Holdings, and its consolidated subsidiaries, which would adversely affect the value of the CVR and any payment thereunder.

The U.S. federal income tax treatment of the CVRs is unclear.

Pursuant to the CVR indenture, FKP Holdings agreed to report any CVR payment (excluding any imputed interest) as additional consideration for the sale of APP common stock. Assuming this method of reporting is correct, if a payment is made with respect to a CVR, the holder of the CVR generally should recognize capital gain or loss equal to the difference between the amount of such payment (less any imputed interest) and the holder’s adjusted tax basis in the CVR. FKP Holdings has also agreed that a portion of any CVR payment will be treated as interest income, in accordance with Section 483 of the Code. However, there is no legal authority directly addressing the U.S. federal income tax treatment of the CVRs and, therefore, there can be no assurance that the Internal Revenue Service would not assert, or that a court would not sustain, a position that any CVR payment or a sale or exchange of a CVR does not attract capital gain treatment, or that a different method should be used for purposes of calculating the amount of imputed interest. If such a position were sustained, all or any part of any CVR payment could be treated as ordinary income and could be required to be included in income prior to the receipt of any CVR payment.

Any payments in respect of the CVRs are subordinated to the right of payment of FKP Holdings’ other indebtedness.

The CVRs are unsecured obligations of FKP Holdings and the CVR payments, acceleration payments, all other obligations under the CVR indenture and the CVRs and any rights or claims relating thereto are subordinated in right of payment to the prior payment in full of all senior obligations of FKP Holdings. Senior obligations of FKP Holdings include all principal, interest, penalties, fees, indemnification, reimbursements, damages and other liabilities payable under, or with respect to, FKP Holdings’ and APP’s senior credit facilities and, so long as the senior obligations are outstanding pursuant to the preceding clause, intercompany loans and other senior debt. As a result of the financing arrangements entered into in connection with the Merger, there is approximately $3.9 billion outstanding under credit facilities of Fresenius and its subsidiaries that would be senior to the obligations under the CVRs. Substantially all such indebtedness would be considered senior obligations for the purposes of the subordination provisions of the CVR indenture. In addition, if a default on FKP Holdings’ senior obligations would occur as a result of the CVR payment, there is an existing payment default on FKP Holdings’ senior obligations, the maturity of FKP Holdings’ senior obligations is accelerated or in other circumstances, no CVR payment will be payable, if any payment is due, until any such default is remedied.

An active public market for the CVRs may not develop, or the CVRs may trade at low volumes, both of which could have an adverse effect on the resale price, if any, of the CVRs.

The CVRs are a new security with a limited public trading market. An active public trading market for the securities may not develop or be sustained. FKP Holdings has placed the listing of the CVRs on the NASDAQ Capital Market, where it can be found under the abbreviation “APCVZ”. However, there may be little or no market demand for the CVRs, making it difficult or impossible to resell the CVRs, which would have an adverse effect on the resale price, if any, of the CVRs. In addition, holders of CVRs may incur brokerage charges in connection with the resale of the CVRs, which in some cases could exceed the proceeds realized by the holder from the resale of its CVRs.

The market price and trading volume of the CVRs may be volatile.

The market price of the CVRs could fluctuate significantly for many reasons, including, without limitation:

•	as a result of the risk factors listed in this report on Form 10-Q;

•	actual or anticipated fluctuations in the operating results of FKP Holdings;

•	for reasons unrelated to operating performance, such as reports by industry analysts, investor perceptions, or negative announcements by our customers or competitors regarding their own performance;

•	regulatory changes that could impact FKP Holdings’ business; and

•	general economic, securities markets and industry conditions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the transactions contemplated by the Merger Agreement, on August 14, 2008 1,000 shares of our common stock were issued to Fresenius Kabi AG at a purchase price of $.001 per share pursuant to an exemption from registration under Regulation D under the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits are as set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FKP PHARMACEUTICALS HOLDING, INC.

By:	/s/ Richard J. Tajak
Richard J. Tajak
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 14, 2008

Exhibit Index

Exhibit Number	Description
2.1	Separation and Distribution Agreement among APP, Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 2.3 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

2.2	Agreement and Plan of Merger, dated July 6, 2008 among APP, Fresenius SE, Fresenius Kabi Pharmaceuticals Holding LLC, and Fresenius Kabi Pharmaceuticals LLC (Incorporated by reference to Exhibit 2.1 to APP’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2008)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2008)

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2008)

4.1	Reference is made to Exhibits 3.1 and 3.2

10.1	Tax Allocation Agreement among APP, Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 10.2 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.2	Transition Services Agreement between APP, and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 10.3 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.3	Employee Matters Agreement among APP, APP Pharmaceuticals, LLC, Abraxis BioScience, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 10.4 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.4*	Manufacturing Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 10.5 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.5	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the premises located at 2020 Ruby Street, Melrose Park, Illinois (Incorporated by reference to Exhibit 10.6 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.6	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the warehouse facilities located at 2045 N. Cornell Avenue, Melrose Park, Illinois (Incorporated by reference to Exhibit 10.7 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.7	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the research and development facility located at 2045 N. Cornell Avenue, Melrose Park, Illinois (Incorporated by reference to Exhibit 10.8 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.8	Lease Agreement between Abraxis BioScience, LLC and APP Pharmaceuticals, LLC for the premises located at 3159 Staley Road, Grand Island, New York (Incorporated by reference to Exhibit 10.9 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.9	Lease Agreement between Manufacturers Life Insurance Company (U.S.A.) and APP for 1501 E. Woodfield Road, Suite 300 East Schaumburg, Illinois, known as Schaumburg Corporate Center (Incorporated by reference to APP’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2005)

10.10	Purchase and Sale Agreement, dated April 24, 2006, between APP and Pfizer, Inc. (Incorporated by reference to Exhibit 10.26 to APP’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

10.11*	Asset Purchase Agreement, dated April 26, 2006, between APP and AstraZeneca UK Limited (Incorporated by reference to Exhibit 10.14 to APP’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.12*	Amended to the Asset Purchase Agreement, dated June 28, 2006, between APP and AstraZeneca UK Limited (Incorporated by reference to Exhibit 10.15 to APP’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.13*	Manufacturing and Supply Agreement, dated June 28, 2006, between APP and AstraZeneca LP. (Incorporated by reference to Exhibit 10.17 to APP’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.14*	Manufacturing and Supply Agreement, dated June 28, 2006, between APP and AstraZeneca Pharmaceuticals LP. (Incorporated by reference to Exhibit 10.18 to APP’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.15	Retention Agreement, dated as of November 20, 2006, between APP and Thomas H. Silberg (Incorporated by reference to Exhibit 10.24 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

10.16	Retention Agreement, dated as of November 20, 2006, between APP and Frank Harmon (Incorporated by reference to Exhibit 10.25 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

10.17†*	Credit Agreement, dated August 20, 2008, among Fresenius SE, the borrowers and other guarantors identified therein, Deutsche Bank AG London Branch, as Administrative Agent and certain lenders thereto

10.18†	First Amendment to the Credit Agreement dated October 6, 2008 among the Registrant, Fresenius SE, certain affiliates of Fresenius SE named therein and Deutsche Bank AG London Branch, as Administrative Agent.

10.19†*	Intercompany Term Loan Agreement dated September 10, 2008 among Fresenius Kabi Pharmaceuticals, LLC, the guarantors listed therein, Deutsche Bank AG London Branch as collateral agent and Fresenius US Finance I, Inc.

10.20†	First Amendment to Intercompany Term Loan Agreement dated October 10, 2008 among APP Pharmaceuticals, Inc., the guarantors listed therein, Deutsche Bank AG London Branch as collateral agent and Fresenius US Finance I, Inc.

10.21†*	Intercompany Bridge Term Loan Agreement dated September 10, 2008 among Fresenius Kabi Pharmaceuticals Holding, Inc., the guarantors named therein, Deutsche Bank AG London Branch as collateral agent and Fresenius US Finance II, Inc.

10.22	Employment Agreement between APP and Richard Tajak (Incorporated by reference to Exhibit 10.25 to APP’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2008)

10.23	Form of Contingent Value Rights Agreement (Incorporated by reference to Exhibit 4.1 to Fresenius Kabi Pharmaceuticals Holding, LLC Form S-4 filed with the Securities and Exchange Commission on July 31, 2008)

10.24	Non-Competition Agreement, dated as of July 6, 2008, among Fresenius SE and Dr. Patrick Soon-Shiong (Incorporated by reference to Exhibit 10.2 to Fresenius Kabi Pharmaceuticals Holding, LLC Form S-4 filed with the Securities and Exchange Commission on July 31, 2008)

10.25	Consulting Agreement dated as of July 6, 2008, among Fresenius SE, Fresenius Kabi Pharmaceuticals Holding, LLC and Dr. Patrick Soon-Shiong (Incorporated by reference to Exhibit 10.3 to Fresenius Kabi Pharmaceuticals Holding, LLC Form S-4 filed with the Securities and Exchange Commission on July 31, 2008)

Exhibit Number	Description
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
†	Filed herewith.