Form 10-K
period 2008-12-31
Fresenius Kabi Pharmaceuticals Holding, Inc.
filed 2009-02-19
CIK 1439449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-34172

Fresenius Kabi Pharmaceuticals Holding, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0589183
(State of Incorporation)	(I.R.S. Employer Identification No.)

Else-Kroener-Strasse 1 61352 Bad Homburg v.d.H. Germany	+49 (6172) 608 0
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Contingent Value Rights, par value $0.001 per share	The NASDAQ Stock Market LLC
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of February 18, 2009, all of the shares of the registrant’s common stock were held by Fresenius Kabi AG.

Fresenius Kabi Pharmaceuticals Holding, Inc.

FORM 10-K

For the Year Ended December 31, 2008

PART I

Item 1.	BUSINESS

Unless the context otherwise requires, references in this report to “Fresenius Kabi Pharmaceuticals,” “FKP Holdings, Inc.,” “FKP Holdings,” “the Company,” “we,” “us” and “our” refer to “Fresenius Kabi Pharmaceuticals Holding, Inc. and its subsidiaries, including our operating subsidiary APP Pharmaceuticals, Inc, or “APP” (and its subsidiaries APP Pharmaceuticals, LLC, APP Pharmaceuticals Manufacturing, LLC, and Pharmaceutical Partners of Canada, Inc.). References to “the Merger” refer to the Merger between a subsidiary of FKP Holdings, an indirect wholly owned subsidiary of Fresenius SE (“Fresenius”), a societas europaea organized under the laws of the European Union and Germany, and APP. References to “New APP,” and “APP Pharmaceuticals,” refer to the company prior to the merger with FKP Holdings and after the separation from Abraxis BioScience, Inc. in 2007. References to “Old Abraxis” refer to Abraxis BioScience, Inc. prior to the separation in 2007 and related transactions and references to “New Abraxis” refer to New Abraxis Inc., which was our wholly owned subsidiary prior to the separation and which changed its name to Abraxis BioScience, Inc. following the separation. References to the “distribution,” “separation” or “spin-off” refer to the transactions occurring in 2007, in which the proprietary business was separated from Old Abraxis and New Abraxis became an independent publicly-traded company.

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission contain forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. In addition, we may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which could cause our actual results to differ materially from those implied by such forward-looking statements, due to a number of factors, many of which are beyond our control, which include, but are not limited to:

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

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals;

•	the availability and price of acceptable raw materials and components from third-party suppliers;

•	evolution of the fee-for-service arrangements being adopted by our major wholesale customers;

•	risks inherent in divestitures and spin-offs, including business risks, legal risks and risks associated with the tax and accounting treatment of such transactions;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the possibility that the Merger may involve unexpected costs;

•	the effect of the Merger on APP’s customer and supplier relationships, operating results and business generally;

•	risks that the Merger will disrupt APP’s current plans and operations, and the potential difficulties in retaining APP’s employees as a result of the Merger;

•	the outcome of any pending or future litigation and administrative claims;

•	the impact of recent legislative changes to the governmental reimbursement system;

•	potential restructurings of FKP Holdings and its subsidiaries (which include APP and its subsidiaries) which could affect its ability to generate Adjusted EBITDA;

•	our ability to generate Adjusted EBITDA sufficient to trigger a payment under the CVRs;

•	challenges of integration and restructuring associated with the Merger or other planned acquisitions and the challenges of achieving anticipated synergies; and

•	the impact of any product liability, or other litigation to which the company is, or may become a party.

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing or other such statements. When used in this report, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” and similar expressions are generally intended to identify forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise. Readers should carefully review the factors described in Item 1A: Risk Factors below and other documents we file from time to time with the Securities and Exchange Commission for a more detailed description of the risks and other factors that may affect the forward-looking statements. Readers should understand that it is not possible to predict or identify all such factors. Consequently, readers should not consider any such list to be a complete set of all potential risks or uncertainties.

Our Business

We are an integrated pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products. We believe that we are the only company with a primary focus on the injectable oncology, anti-infective and critical care markets. We believe that we offer one of the most comprehensive injectable product portfolios in the pharmaceutical industry. We manufacture products in each of the three basic forms in which injectable products are sold: liquid, powder and lyophilized, or freeze-dried.

Our products are generally used in hospitals, long-term care facilities, alternate care sites and clinics within North America. Unlike the retail pharmacy market for oral products, the injectable pharmaceuticals marketplace is largely made up of end users who have relationships with group purchasing organizations (or “GPOs”), and/or specialty distributors who distribute products within a particular end-user market, such as oncology clinics. GPOs and specialty distributors generally enter into collective product purchasing agreements with pharmaceutical suppliers like us in an effort to secure more favorable drug pricing on behalf of their members.

Our Organizational History

Fresenius Kabi Pharmaceuticals Holding, Inc. is a wholly-owned subsidiary of Fresenius Kabi AG, and an indirect wholly-owned subsidiary of Fresenius SE (“Fresenius”), a societas europaea organized under the laws of Germany. FKP Holdings was formed on July 2, 2008, in order to facilitate the acquisition of APP Pharmaceuticals, Inc. (“APP or the Predecessor”) discussed below. See Note 3 to the consolidated financial statements – Merger with APP for details.

On September 10, 2008, FKP Holdings completed the acquisition of APP (the “Merger”) pursuant to an Agreement and Plan of Merger dated July 6, 2008 (the “Merger Agreement”), and APP became a wholly-owned subsidiary of FKP Holdings. Effective with the Merger, each outstanding share of common stock of APP and certain stock options and restricted stock units of APP were converted into the right to receive $23.00 in cash, without interest, and one Contingent Value Right (“CVR”), issued by FKP Holdings and representing the right to receive a cash payment, without interest, of up to $6.00 determined in accordance with the terms of the CVR Agreement. Refer to Note 4 to the consolidated financial statements — Contingent Value Rights (CVR), for further details. The aggregate consideration paid in the Merger was $4,906.1 million, including $997.5 million in assumed APP debt. We incurred $3,856 million in new external and intercompany debt due to Fresenius and its affiliates in connection with the Merger, the aggregate proceeds of which were used to pay the Merger consideration, repay a portion of APP’s then outstanding indebtedness and pay fees and expenses related to the Merger. See Note 10 to the consolidated financial statements- Long-Term Debt and Credit Facility.

The results of APP’s operations have been included in the consolidated financial statements of FKP Holdings since September 10, 2008. APP is a fully-integrated pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products with a primary focus on the oncology, anti-infective, anesthetic/analgesic and critical care markets. APP manufactures a comprehensive range of dosage formulations, and its products are used in hospitals, long-term care facilities, alternate care sites and clinics within North America. The Merger is an important step in Fresenius’ growth strategy. Through the merger with APP, Fresenius gains entry to the U.S. pharmaceuticals market and achieves a leading position in the global I.V. generics industry. The North American platform also provides further growth opportunities for Fresenius’ existing product portfolio.

Prior to the Merger, FKP Holdings had not carried on any activities or operations except for those activities incidental to its formation and in connection with the transactions related to the Merger. Following the Merger, the business of FKP Holdings consists exclusively of that of APP. Accordingly, for accounting purposes FKP Holdings is considered the successor to APP and the consolidated financial statements included in Item 8 are presented for two distinct periods: the periods preceding the Merger, or “predecessor” periods (all periods prior to September 9, 2008), and the period after the merger, or “successor” period (from the inception of FKP Holdings on July 2, 2008 through December 31, 2008, which includes the results of APP from September 10, 2008, the date of acquisition). The Company applied purchase accounting to the opening balance sheet on September 10, 2008 . The Merger resulted in a new basis of accounting for the assets acquired and liabilities assumed in connection with the acquisition of APP beginning on September 10, 2008. As a result of the acquisition and the application of purchase accounting as described above, the consolidated financial information for the period after the acquisition is presented on a different basis than that for the periods before the acquisition and, therefore, is not comparable.

APP is a Delaware corporation that was formed in 2007. American Pharmaceutical Partners, Inc. (“Old APP”) was a Delaware corporation formed in 2001. On April 18, 2006, Old APP completed a merger with American BioScience Inc. (or “ABI”), Old APP’s former parent. In connection with the closing of that merger, Old APP’s certificate of incorporation was amended to change its original name of American Pharmaceutical Partners, Inc. to Abraxis BioScience, Inc. which we refer to as “Old Abraxis.”

On November 13, 2007, Old Abraxis separated into two independent publicly-traded companies, APP Pharmaceuticals Inc., which held the Abraxis Pharmaceutical Products business, focusing primarily on manufacturing and marketing our oncology, anti-infective and critical care hospital-based generic injectable products and marketing our proprietary anesthetic/analgesic products (which we refer to collectively as the “hospital-based business”), and Abraxis BioScience, Inc. (“New Abraxis”) which held the Abraxis Oncology and Abraxis Research businesses (which we refer to as the “proprietary business”). APP continued to operate the hospital-based business under the name APP Pharmaceuticals, Inc. APP and New Abraxis entered into a series of agreements in connection with the separation, including a credit facility under which APP borrowed $1 billion, a portion of which was paid to New Abraxis in connection with the separation, and a $150 million revolving credit facility. These credit facilities were retired in connection with the Merger and replaced with a similar external facility. The historical operating results of Old Abraxis through the date of the separation are presented as discontinued operations. Refer to Note 6 to the consolidated financial statements—Discontinued Operations - Spin-off of New Abraxis, for further details.

Our Products

Injectable Oncology Products

We presently manufacture and market 18 injectable oncology products in 41 dosages and formulations. According to IMS Health, Inc., or IMS, a pharmaceutical market research firm, during the last twelve months ending November 2008, we were the market leader for four of these products in terms of units sold in the United States. Net revenue of our injectable oncology products was $63 million in 2008 and represented 9 % of total 2008 revenue.

Our oncology products include:

Carboplatin. Carboplatin is indicated for the initial treatment of advanced ovarian carcinoma in combination with other chemotherapeutic agents and for the palliative treatment of recurrent ovarian carcinoma after prior chemotherapy. Carboplatin is the generic equivalent of Bristol-Myers Squibb Company’s Paraplatin®. We launched the liquid and lyophilized versions of carboplatin in October 2004, and we received approval for the liquid, 600 mg, multi-dose vial form of the product in February 2006.

Doxorubicin. Doxorubicin is indicated for use in adjuvant therapy for the treatment of breast cancer where there is evidence of axillary lymph node involvement following tumor resection. Doxorubicin has been successful in producing regression in disseminated neoplastic conditions, including several types of leukemias, ovarian, breast and bladder cancers as well as Hodgkin’s disease. Doxorubicin is the generic equivalent of Pharmacia & Upjohn Company’s Adriamycin®. We launched the liquid version of doxorubicin in August 2007.

Fludarabine. Fludarabine is indicated for the treatment of adult patients with B-cell chronic lymphocytic leukemia whose disease is unresponsive, or has progressed, despite treatment with an alkylinating-agent containing regimen. We market both the liquid and lyophilized formulations. We launched fludarabine in October 2007.

Fluorouracil. Fluorouracil is part of a class of drugs known as “antineoplastics” which are used in the treatment of various cancers to slow or stop the growth of cancer cells. Fluorouracil is indicated for the palliative management of carcinoma of the colon, rectum, breast, stomach and pancreas and is the generic equivalent of Sicor Pharmaceuticals’ Adrucil®. We launched fluorouracil in December 1998.

Ifosfamide. Ifosfamide is a chemotherapy drug used to treat germ cell testicular cancer and is often given in combination with mesna. Bristol-Myers originally marketed ifosfamide under the brand name Ifex®. In response to customer requests, we were the first to offer individually packaged generic ifosfamide; our lyophilized form eliminated the need for the refrigerated storage required by the previous generic ifosfamide/mesna kit packaging. We launched ifosfamide in July 2002 with 180-day exclusivity.

Irinotecan. Irinotecan is a chemotherapy drug used to treat advanced cancer of the large intestine and rectum. It is indicated as a component of first-line therapy in combination with 5-fluorouracil and leucovorin for patients with metastatic colorectal cancer. The drug is also indicated for patients with metastatic colorectal cancer whose disease has recurred or progressed following initial fluorouracil-based therapy. We launched irinotecan in February 2008.

Mesna. Mesna is a cytoprotectant used to treat the side effects associated with certain chemotherapy drugs. Bristol-Myers originally marketed mesna under the brand name Mesnex®. Launched in May 2001, we were the first to market a generic version of mesna.

Injectable Anti-Infective Products

We manufacture and market 24 injectable anti-infective products. According to IMS, we were the United States market leader for twelve injectable anti-infective products in terms of units or dollars sold during the last twelve months ending November 2008. Our injectable anti-infective products generated net revenues of $221 million in 2008 and represented 30% of 2008 total net revenues.

We believe we offer one of the most comprehensive portfolios of injectable anti-infective products, including twelve different classes of antimicrobials. We believe we are the only generic pharmaceutical company that owns and operates a dedicated cephalosporins manufacturing facility in the United States. The FDA requires dedicated facilities for the manufacture of cephalosporins. We believe that we currently offer the broadest portfolio of generic cephalosporins. According to IMS, during the last twelve months ending November 2008, markets for first, second, third, and fourth generation cephalosporins exceeded $410 million.

Our anti-infective product line includes:

Ampicillin. Ampicillin. is a penicillin based antibiotic, which treats various types of infections of the skin, central nervous system, heart, respiratory tract, sinuses, ear and kidney.

Ampicillin and Sulbactam. Ampicillin and Sulbactam is an injectable antibacterial combination consisting of the seminsynthetic antibiotic ampicillin sodium and the beta-lactamase inhibitor sulbactam sodium. Administered intravenously or intramuscular, Ampicillin and Sulbactam is indicated for the treatment of several skin and skin structure, intra-abdominal and gynecological infections due to susceptible strains of microorganisms. Ampicillin and Sulbactam is the generic equivalent of Pfizer Inc.’s Unasyn®. We launched this product in November 2006.

Azithromycin. Azithromycin is indicated for the treatment of community-acquired pneumonia and pelvic inflammatory disease when caused by susceptible microorganisms. Azithromycin is the generic equivalent of Pfizer Inc.’s Zithromax®. We launched azithromycin in February 2006.

Cefotetan. Cefotetan is a second-generation cephalosporin with a broad range of anti-microbial activity. Cefotetan is often used for surgical prophylaxis and offers the longest half-life of any cephalopsorin. AstraZeneca marketed the innovator product under the brand name Cefotan®. We launched cefotetan in September 2007 and are currently the only company to market cefotetan in the United States.

Vancomycin. Vancomycin is an antibiotic used to treat some types of Staph, Strep or other infections, particularly in patients who are allergic to penicillins or cephalosporins. Eli Lilly originally marketed vancomycin under the brand name Vancocin®.

Injectable Critical Care Products

We manufacture and market more than 60 injectable critical care products. According to IMS, 15 of our critical products held first position and 11 held second position in the United States market in terms of dollars sold in the last twelve months ending November 2008. Our critical care product line encompasses a wide range of products essential to hospitals and clinics, ranging from diluents, to heart medications, to steroidal products to sedatives. Our injectable critical care products generated net revenues of approximately $480 million for the year ended December 31, 2008 and represented 62% of 2008 total net revenues.

Our critical care products include:

Diprivan. Diprivan® is a patent protected intravenous sedative-hypnotic agent and the first of a new class of intravenous anesthetic agents—the alkylphenols. Diprivan® is indicated for the induction of general anesthesia in adult and pediatric patients; maintenance of general anesthesia in adult and pediatric patients; and intensive care unit sedation for intubated, mechanically ventilated adults. Zeneca Pharmaceuticals first commercially introduced Diprivan® in the United States in 1989, and we purchased this product from AstraZeneca in June 2006. Diprivan® maintains the number one unit and dollar position in the US market.

Heparin. Injectable heparin is a blood thinner used to prevent and treat blood clotting, especially during and after surgery. We manufacture the most comprehensive line of injectable therapeutic heparin. During 2008, we increased our manufacturing capacity and production and are currently the only therapeutic heparin vial supplier in the U.S. market.

Naropin. Naropin® is a patent protected long-acting local anesthetic that contains ropivicaine HCI, which is a member of the amino amide class of local anesthetics. Naropin® is indicated for the production of local or regional anesthesia for surgery and for acute pain management. AstraZeneca developed Naropin®, and we purchased this product from AstraZeneca in June 2006.

Oxytocin. Oxytocin is used to induce labor at term and control postpartum bleeding. Wyeth-Ayerst originally marketed oxytocin under the brand name Pitocin®. We currently hold the number one unit and dollar share position for oxytocin in the US market.

Injectable Pharmaceutical Products under Development

We believe that we are currently the leader in injectable abbreviated new drug applications, or ANDAs. Since June 1, 1998, when we acquired 14 pending ANDAs, we have filed 109 applications with the FDA and received a total of 87 product approvals through December 31, 2008.

We currently have over 30 ANDAs pending with the FDA and over 70 product candidates under development across our oncology, anti-infective and critical care product categories.

Research and Development

We have approximately 72 employees dedicated to product development who have expertise in areas such as pharmaceutical formulation, analytical chemistry and drug delivery. We currently lease and operate 48,000 square feet in a research and development facility in Melrose Park, Illinois. In 2006, the Melrose Park facility underwent a major renovation, reconfiguration and expansion to enhance our development capabilities.

When developing new products, we consider a variety of factors, including:

•	potential pricing and gross margins;

•	existing and potential market size;

•	high barriers to entry;

•	patent expiration date;

•	our manufacturing capabilities and access to raw materials;

•	potential development and competitive challenges; and

•	whether these products complement our existing products and the opportunity to leverage these products with the development of additional products.

We have made, and will continue to make, substantial investment in research and development. Research and development costs for the years ended December 31, 2008 and 2007 totaled $51.5 million and $46.5 million, respectively.

Sales and Marketing

Our products are primarily marketed by a dedicated sales force to hospitals, long-term care facilities, alternate care sites, and clinics who administer injectable products in their offices. Many purchases by these customers are made through arrangements with Group Purchasing Organizations (GPOs), which negotiate collective purchasing agreements on behalf of their members, or through specialty distributors, which specialize in particular therapeutic categories such as oncology. We sell to members of all of the major GPOs in the United States, which we believe collectively represent over 95% of all hospital-based pharmaceutical purchasers in the United States. We also sell products to the leading specialty distributors. We believe we have access to nearly 100% of the buyers of injectable products in the United States. Our sales force is comprised of approximately 32 field sales and national accounts professionals, supported by our customer service and sales support groups. Our representatives typically have substantial injectable pharmaceutical sales experience in the geographic region in which they operate.

We currently derive, and expect to continue to derive, a large percentage of our revenue from customers that are members of a small number of GPOs. Sales to our three major wholesale customers comprised 70%, 74%, and 73%, of our 2008, 2007 and 2006 net revenue, respectively. As is traditional in the pharmaceutical industry, a significant amount of our generic pharmaceutical products are sold to end users under GPO contracts through a relatively small number of drug wholesalers, which comprise the primary pharmaceutical distribution chain in the United States. Currently, fewer than ten GPOs control a large majority of sales to hospital customers. We have purchasing arrangements with the major GPOs in the United States, including AmeriNet, Inc., Broadlane Healthcare Corporation, HealthTrust Purchasing Group, MedAssets Inc., Novation, LLC, Cardinal Health Purchasing, PACT, LLC, Premier Purchasing Partners, LP, International Oncology Network, Oncology Therapeutic Network, and U.S. Oncology, Inc. In order to maintain these relationships, we believe we need to be a reliable supplier, offer a broad product line, remain price competitive, comply with FDA regulations and provide high-quality products. Our GPO agreements are typically multi-year in duration and may be terminated on short notice.

Competition

Competition among pharmaceutical and other companies that develop, manufacture or market pharmaceutical products is intense. We compete with these entities in all areas of business, including competing to attract and retain qualified scientific and technical personnel.

We face competition from major, brand name pharmaceutical companies as well as generic manufacturers such as Hospira, Inc., Bedford Laboratories, Baxter Laboratories, Teva Pharmaceuticals, and increased competition from new, overseas competitors.

Revenue and gross profit derived from sales of generic pharmaceutical products tend to follow a pattern based on regulatory and competitive factors. As patents for brand name products and related exclusivity periods expire, the first generic pharmaceutical manufacturer to receive regulatory approval for generic versions of these products is generally able to achieve significant market penetration and higher margins. As competing generic manufacturers receive regulatory approvals on similar products, market share, revenue and gross profit typically decline. The level of market share, revenue and gross profit attributable to a particular generic pharmaceutical product is normally related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch in relation to competing approvals and launches. We continue to develop and introduce new products in a timely and cost-effective manner and identify niche products in order to maintain our revenue and gross margins.

Regulatory Considerations

Prescription pharmaceutical products are subject to extensive pre- and post-market regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and promotion of the products under the Federal Food Drug and Cosmetic Act and the Public Health Services Act, and by comparable agencies in foreign countries. FDA approval is required before any dosage form of any drug can be marketed in the United States. All applications for FDA approval must contain information relating to pharmaceutical formulation, stability, manufacturing, processing, packaging, labeling and quality control.

Generic Drug Approval

The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, established abbreviated FDA approval procedures for those drugs that are no longer protected by patents and which are shown to be equivalent to previously approved proprietary drugs. Approval to manufacture these drugs is obtained by filing an abbreviated new drug application, or an ANDA. An ANDA is a comprehensive submission that must contain data and information pertaining to the active pharmaceutical ingredient, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. As a substitute for clinical studies, the FDA may require data indicating that the ANDA drug formulation is equivalent to a previously approved proprietary drug. In order to obtain an ANDA approval of strength or dosage form that differs from the referenced brand name drug, an applicant must file and have granted an ANDA Suitability Petition. A product is not eligible for ANDA approval if it is not determined by the FDA to be equivalent to the referenced brand name drug or if it is intended for a different use. However, such a product might be approved under a New Drug Application, or an NDA, with supportive data from clinical trials.

One advantage of the ANDA approval process is that an ANDA applicant generally can rely upon equivalence data in lieu of conducting pre-clinical testing and clinical trials to demonstrate that a product is safe and effective for its intended use. We generally file ANDAs to obtain approval to manufacture and market our generic products. No assurance can be given that ANDAs submitted for our products will receive FDA approval on a timely basis, if at all.

New Drug Approval

The process required by the FDA before a new drug may be marketed in the United States generally involves:

•	completion of pre-clinical laboratory and animal testing;

•	submission of an investigational new drug application, or IND, which must become effective before trials may begin;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug product’s intended use; and

•	submission to and approval by the FDA of a new drug application, or NDA.

Clinical trials are typically conducted in three sequential phases that may overlap. These phases generally include:

•	Phase I during which the drug is introduced into healthy human subjects or, on occasion, patients, and generally is tested for safety, stability, dose tolerance and metabolism;

•

Phase II during which the drug is introduced into a limited patient population to determine the efficacy of the product in specific targeted diseases, to determine dosage tolerance and optimal dosage and to identify possible adverse effects and safety risks; and

•	Phase III during which the clinical trial is expanded to a more diverse patient group in geographically dispersed trial sites to further evaluate clinical efficacy, optimal dosage and safety.

The drug sponsor, the FDA or the Institutional Review Board at each institution at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk.

The results of product development, preclinical animal studies and human studies are submitted to the FDA as part of the NDA. The NDA also must contain extensive manufacturing information. The FDA may approve on the basis of the submission made or disapprove the NDA if applicable FDA regulatory criteria are not satisfied. The FDA may also require additional clinical data. Under certain circumstances, drug sponsors may obtain approval pursuant to Section 505(b)(2) of the Federal Food, Drug & Cosmetic Act based in part upon literature or an FDA finding and/or effectiveness for another approved product, even where the products are not duplicates in terms of chemistry and bioequivalence. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-market regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies to monitor the effect of approved products and may limit further marketing of the product based on the results of these post-marketing studies. The FDA has broad post-market regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals.

Satisfaction of FDA pre-market approval requirements typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon a manufacturer’s activities. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

In addition to regulating and auditing human clinical trials, the FDA regulates and inspects equipment, facilities, laboratories, and processes used in the manufacturing and testing of such products prior to providing approval to market a product. If after receiving clearance from the FDA, a material change is made in manufacturing equipment, location or process, additional regulatory review may be required. Our manufacturers also must adhere to current Good Manufacturing Practice and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, laboratories and processes following the initial approval. If, as a result of these inspections, the FDA determines that the equipment, facilities, laboratories, or processes of our manufacturers do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal, or administrative sanctions and/or remedies against our manufacturers, including the suspension of manufacturing operations.

We are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify “safe harbors” or exemptions for certain arrangements that do not violate the anti-kickback statutes. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of these practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payers (including Medicare and Medicaid), claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. The activities of our strategic partners relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If the government were to allege against or convict us of violating these laws, there could be a material adverse effect on us. Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities.

We are also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other current and potential future federal, state, or local laws, rules, and/or regulations. Our research and development activities involve the controlled use of chemicals, biological materials and other hazardous materials. We believe that our procedures comply with the standards prescribed by federal, state, or local laws, rules, and/or regulations; however, the risk of injury or accidental contamination cannot be completely eliminated.

Manufacturing

Our manufacturing operations are located in Melrose Park, Illinois, Grand Island, New York, and Barceloneta, Puerto Rico. The Puerto Rico facility, which we acquired from Pfizer Inc. in February 2007, consists of a validated manufacturing plant with capabilities of producing EU and US compliant injectable pharmaceuticals, as well as protein based biologics and metered dosed inhalers. We began commercial manufacturing from our Puerto Rico facility in the second half of 2007. These manufacturing facilities, include dedicated cephalosporin powder filling, liquid filling line and oncolytic manufacturing suites. In aggregate, our facilities encompass approximately 1,080,000 square feet of manufacturing, packaging, laboratory, office and warehouse space.

We can produce a broad range of dosage formulations, including lyophilized products, liquids, both aseptically filled and terminally sterilized, and powders. We currently produce approximately 190 million vials of product per year and have the capacity to produce 250 million vials of product per year.

Since 1998, we increased our capacity from three to fourteen lyophilizers, with an installation of a fifteenth in progress and an additional three slated for 2009 installation. This increased lyophilizer capacity has enhanced our ability to deliver on our product pipeline.

In addition to manufacturing, we have fully integrated manufacturing support systems, including quality assurance, quality control, regulatory affairs and inventory control. These support systems enable us to maintain high standards of quality for our products and simultaneously deliver reliable services and goods to our customers on a timely basis.

We are required to comply with the applicable FDA manufacturing requirements contained in the FDA’s current Good Manufacturing Practice, or cGMP, regulations. cGMP regulations require quality control and quality assurance as well as the corresponding maintenance of records and documentation. Our manufacturing facilities must meet cGMP requirements to permit us to manufacture our products. We are subject to the periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the Drug Enforcement Administration and other authorities to assess our compliance with applicable regulations.

Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, including the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restriction through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

Raw Materials

The manufacture of our products requires raw materials and other components that must meet stringent FDA requirements. Some of these raw materials and other components currently are available only from a limited number of sources. Additionally, regulatory approvals for a particular product denote the raw materials and components, and the suppliers for such materials that may be used for that product. Even when more than one supplier exists, we may elect to list, and in some cases have only listed, one supplier in our applications with the FDA. Any change in or addition of a supplier not previously approved must then be submitted through a formal approval process with the FDA. From time to time, it is necessary to maintain increased levels of certain raw materials due to the anticipation of raw material shortages or in response to market opportunities.

Intellectual Property

We rely on trade secrets, unpatented proprietary know-how, continuing technological innovation and patent protection to preserve our competitive position. Our success depends on our ability to operate without infringing the patents and proprietary rights of third parties. We cannot determine with certainty whether patents or patent applications of other parties will materially affect our ability to make, use or sell any products. A number of pharmaceutical companies, biotechnology companies, universities and research institutions may have filed patent applications or may have been granted patents that cover aspects of our or our licensors’ products, product candidates or other technologies.

Intellectual property protection is highly uncertain and involves complex legal and factual questions. Our patents and those for which we have or will license rights may be challenged, invalidated, infringed or circumvented, and the rights granted in those patents may not provide proprietary protection or competitive advantages to us. We and our licensors may not be able to develop patentable products. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us.

Third-party patent applications and patents could reduce the coverage of the patents licensed, or that may be licensed to or owned by us. If patents containing competitive or conflicting claims are issued to third parties, we may be enjoined from commercialization of products or be required to obtain licenses to these patents or to develop or obtain alternative technology. In addition, other parties may duplicate, design around or independently develop similar or alternative technologies to our licensors or ours.

Litigation may be necessary to enforce patents issued or licensed to us or to determine the scope or validity of another party’s proprietary rights. U.S. Patent and Trademark Office interference proceedings may be necessary if we and another party both claim to have invented the same subject matter. We could incur substantial costs and our management’s attention would be diverted if:

•	patent litigation is brought by third parties;

•	we are party to or participate in patent suits brought against or initiated by our licensors;

•	we initiate similar suits; or

•	we are party to or participate in an interference proceeding.

In addition, we may not prevail in any of these actions or proceedings.

Employees

As of December 31, 2008, we had a total of 1,487 full-time employees, of which 72 were engaged in research and development, 366 were in quality assurance and quality control, 787 were in manufacturing, 87 were in sales and marketing and 175 were in administration and finance. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be good.

Environment

We believe that our operations comply in all material respects with applicable laws and regulations concerning the environment. While it is impossible to predict accurately the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require significant capital expenditures and has not had, and is not expected to have, a material adverse effect on our earnings or competitive position.

Available Information

Our Internet address is www.apppharma.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, are available free of charge on our website as soon as reasonably practical after they are electronically filed or furnished to the SEC. The information found on our website shall not be deemed incorporated by reference by any general statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent we specifically incorporate the information found on our website by reference, and shall not be deemed filed under such Acts.

The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information about issuers that file reports electronically with the SEC. The address of that site is http://www.sec.gov.

Item 1A.	RISK FACTORS

You should carefully consider the risks described below before investing in our securities. The risks described below are not only risks unique to our company. Our business is also subject to the risks that affect many other companies, such as competition and general economic conditions. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity.

Risk Factors Related to Our Business

If we are unable to develop and commercialize new products, our ability to generate revenue and Adjusted EBITDA will deteriorate.

Profit margins for a pharmaceutical product generally decline as new competitors enter the market. As a result, our future success will depend on our ability to commercialize the product candidates we are currently developing, as well as our ability to develop new products in a timely and cost-effective manner. We currently have over 30 ANDAs pending with the FDA, and over 70 product candidates under various stages of development. Successful development and commercialization of product candidates will require significant investment in many areas, including research and development and sales and marketing, and we may not realize a return on those investments. In addition, development and commercialization of new products are subject to inherent risks, including:

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

The timely and continuous introduction of new products is critical to our business. Our ability to grow revenue will deteriorate if we are unable to successfully develop and commercialize new products, which could have an adverse effect on our ability to achieve the Adjusted EBITDA threshold required to trigger a payment under the CVRs.

As a result of the acquisition, we now have substantially more debt.

We now have substantial indebtedness as a result of the consummated acquisition. As of December 31, 2008 we have $ 3.9 billion of outstanding indebtedness; comprised of approximately $1.0 billion of A2 and B2 class term loans and $2.9 billion of intercompany loans. There can be no assurance that our businesses will be able to generate sufficient cash flows from operations to meet our anticipated debt service obligations. Our level of indebtedness will have important consequences, including limiting our ability to invest operating cash flow to expand our businesses or execute our strategies, to capitalize on business opportunities and to react to competitive pressures, because we will need to dedicate a substantial portion of these cash flows to service our debt. In addition, we could be unable to refinance or obtain additional financing because of market conditions, high levels of debt and the debt restrictions included in the debt instruments executed in connection with our recent acquisition.

If sales of key products decline, our business may be adversely affected.

Our top ten products comprised approximately 58% of our total revenue for the year ending December 31, 2008, with the top five products accounting for 46% of our total revenue. Our key products could lose market share or revenue due to numerous factors, many of which are beyond our control, including:

•	lower prices offered on similar products by other manufacturers;

•	substitute or alternative products or therapies;

•	development by others of new pharmaceutical products or treatments that are more effective than our products;

•	introduction of other generic equivalents or products which may be therapeutically interchanged with our products;

•	interruptions in manufacturing or supply;

•	changes in the prescribing practices of physicians;

•	changes in third-party reimbursement practices; and

•	migration of key customers to other manufacturers or sellers.

Any factor adversely affecting the sale of our key products may cause our revenues to decline, which could have an adverse effect on our ability to achieve the Adjusted EBITDA threshold required to trigger a payment under the CVRs.

We are subject to changes in general economic conditions that are beyond our control, including recession and declining consumer confidence.

The global economy is currently undergoing a period of unprecedented volatility, and the future economic environment may be less favorable than that of recent years. This has led, and could further lead, to reduced consumer spending in the foreseeable future, which may include reduced spending on healthcare. While generic drugs present an alternative to higher-priced branded products, our sales could be negatively impacted if patients forego obtaining healthcare and purchasing pharmaceutical products. In addition, reduced consumer spending may drive us and our competitors to decrease prices. These conditions may adversely affect our industry, business and results of operations.

If we or our suppliers are unable to comply with ongoing and changing regulatory standards, sales of our products could be delayed or prevented.

Virtually all aspects of our business, including the development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, record-keeping, distribution, storage and advertising and promotion of our products and disposal of waste products arising from these activities, are subject to extensive regulation by federal, state and local governmental authorities in the United States, including the FDA and the Department of Health and Human Services Office of Inspector General (OIG). Our business is also subject to regulation in foreign countries. Compliance with these regulations is costly and time-consuming.

Our manufacturing facilities and procedures and those of our suppliers are subject to ongoing regulation, including periodic inspection by the FDA and foreign regulatory agencies. For example, manufacturers of pharmaceutical products must comply with detailed regulations governing current good manufacturing practices, including requirements relating to quality control and quality assurance. We must spend funds, time and effort in the areas of production, safety, quality control and quality assurance to ensure compliance with these regulations. We cannot assure you that our manufacturing facilities or those of our suppliers will not be subject to regulatory action in the future.

Our products must receive appropriate regulatory clearance before they can be sold in a particular country, including the United States. We may encounter delays in the introduction of a product as a result of, among other things, failure of clinical trials to show safety or efficacy, undesirable side effects, insufficient or incomplete submissions to the FDA for approval of a product, objections by another company to submissions for approval, patent protection covering brand name products, patent challenges by other companies which result in a 180-day exclusivity period awarded to the challenger, and changes in regulatory policy during the period of product development or during the regulatory approval process. The FDA has the authority to revoke drug approvals previously granted and remove from the market previously approved products for various reasons, including issues related to current good manufacturing practices for that particular product or in general. We may be subject from time to time to product recalls initiated by them or by the FDA. Delays in obtaining regulatory approvals, the revocation of a prior approval or product recalls could impose significant costs on us and adversely affect our ability to generate revenue.

Our inability or the inability of our suppliers to comply with applicable FDA and other regulatory requirements can result in, among other things, warning letters, fines, consent decrees restricting or suspending our manufacturing operations, delay of approvals for new products, injunctions, civil penalties, recall or seizure of products, total or partial suspension of sales and criminal prosecution. Any of these regulatory actions could materially and adversely affect our ability to generate and receive revenue and result in the incurrence of significant expenses, which could have an adverse effect on our ability to achieve the Adjusted EBITDA threshold required to trigger a payment under the CVRs.

State pharmaceutical marketing compliance and reporting requirements may expose us to regulatory and legal action by state governments or other government authorities.

In recent years, several states, including California, Vermont, Maine, Minnesota, New Mexico, West Virginia and Nevada in addition to the District of Columbia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs and file periodic reports on sales, marketing, pricing and other activities. Similar legislation is being considered in other states. Many of these requirements are new and uncertain, and available guidance is limited. We have received notice regarding possible non-compliance with these state laws and certain licensing requirements. However, we continue to assess and address our compliance obligations under these state laws. Unless we are in full compliance with these laws, we could face enforcement action and fines and other penalties and could receive adverse publicity, all of which could harm our business.

If side effects or manufacturing problems are identified after the products are on the market, we may be subject to additional regulatory requirements or enforcement.

If side effects are identified after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of products, additional clinical trials, changes in labeling of products, and changes to or re-approvals of our manufacturing facilities may be required, any of which could have a material adverse effect on our sales of the affected products.

After any of our products are approved for commercial use, we or regulatory bodies could decide that changes to the product labeling are needed to ensure the safety and effectiveness of the products. Label changes may be necessary for a number of reasons, including the identification of actual or theoretical safety or efficacy concerns by regulatory agencies or the discovery of significant problems with a similar product that implicates an entire class of products. Any significant concerns raised about the safety or efficacy of the products could also result in the need to reformulate those products, to conduct additional clinical trials, to make changes to the manufacturing processes, or to seek re-approval of the relevant manufacturing facilities. Significant concerns about the safety and effectiveness of a product could ultimately lead to the revocation of its marketing approval. The revision of product labeling or the regulatory actions described above could be required even if there is no clearly established connection between the product and the safety or efficacy concerns that have been raised. The revision of product labeling or the regulatory actions described above could have a material adverse effect on our sales of the affected products and on our business and results of operations, which could have an adverse effect on our ability to achieve the Adjusted EBITDA threshold required to trigger a payment under the CVRs.

The manufacture of our products is highly exacting and complex, and if we or our suppliers encounter production problems, our business may suffer.

Almost all of the pharmaceutical products we make are sterile, injectable drugs. We also purchase some of these products from other companies. The manufacture of all the products is highly exacting and complex, due in part to strict regulatory requirements and standards which govern both the manufacture of a particular product and the manufacture of these types of products in general. Problems may arise during their manufacture due to a variety of reasons including equipment malfunction, failure to follow specific protocols and procedures and environmental factors. If problems arise during the production of a batch of product, that batch of product may have to be discarded. This could, among other things, lead to loss of the cost of raw materials and components used, lost revenue, time and expense spent in investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If such problems are not discovered before the product is released to the market, recall costs may also be incurred. To the extent we experience problems in the production of our pharmaceutical products, this may be detrimental to our business, operating results and reputation.

Our market is highly competitive, and if we are unable to compete successfully, our revenue will decline and our business will be harmed.

The markets for injectable pharmaceutical products are highly competitive, rapidly changing and undergoing consolidation. Most of our products are generic injectable versions of brand name products that are still being marketed by proprietary pharmaceutical companies. The first company to market a generic product is often initially able to achieve high sales, profitability and market share with respect to that product. Prices, revenue and market size for a product typically decline, however, as additional generic manufacturers enter the market.

We face, and will continue to face, competition from major, brand-name pharmaceutical companies as well as generic manufacturers such as Hospira, Inc., Bedford Laboratories, Baxter Laboratories (including Elkin-Sinn), SICOR Inc. (acquired by Teva Pharmaceuticals USA) and Mayne Pharma (acquired by Hospira, Inc.) and, in the future, increased competition from new, foreign competitors. Smaller and foreign companies may also prove to be significant competitors, particularly through collaboration arrangements with large and established companies. Some of our competitors have significantly greater research and development, financial, sales and marketing, manufacturing, regulatory and other resources than we have. As a result, they may be able to devote greater resources to the development, manufacture, marketing or sale of their products, receive greater resources and support for their products, initiate or withstand substantial price competition, more readily take advantage of acquisition or other opportunities, or otherwise more successfully market their products.

Any reduction in demand for our products could lead to a decrease in prices, fewer customer orders, reduced revenues, reduced margins and reduced levels of profitability or loss of market share. These competitive pressures could adversely affect our business and operating results, which could have an adverse effect on our ability to achieve the Adjusted EBITDA threshold required to trigger a payment under the CVRs.

We face uncertainty related to pricing and reimbursement and health care reform.

In both domestic and foreign markets, sales of our products will depend, in part, on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations and other health care-related organizations. However, reimbursement by such payors is presently undergoing reform, and there is significant uncertainty at this time how this will affect sales of certain pharmaceutical products. There is possible U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including under Medicaid and Medicare, and the importation of prescription drugs that are marketed outside the U.S. and sold at prices that are regulated by governments of various foreign countries.

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

Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation, rules and regulations designed to contain or reduce the cost of health care. Existing regulations that affect the price of pharmaceutical and other medical products may also change before any of our products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product we develop in the future. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services and litigation has been filed against a number of pharmaceutical companies in relation to these issues. Additionally, significant uncertainty exists as to the reimbursement status of newly approved injectable pharmaceutical products. Our products may not be considered cost effective or adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an adequate return on our investment.

If we are unable to maintain key customer arrangements, sales of our products and revenue will decline.

Almost all injectable pharmaceutical products are sold to customers through arrangements with group purchasing organizations, or GPOs, and distributors. The majority of hospitals contract with the GPO of their choice for their purchasing needs. Prior to the Merger, APP derived, and we expect to continue to derive, a large percentage of our revenue through a small number of GPOs. Currently, fewer than ten GPOs control a large majority of sales to hospital customers.

We have purchasing arrangements with the major GPOs in the United States, including AmeriNet, Inc., Broadlane Healthcare Corporation, Consorta, Inc., MedAssets Inc., Novation, LLC, Owen Healthcare, Inc., PACT, LLC, Premier Purchasing Partners, LP, International Oncology Network, National Oncology Alliance, and U.S. Oncology, Inc. In order to maintain these relationships, we believe that we need to be a reliable supplier, offer a broad product line, remain price competitive, comply with FDA regulations and provide high-quality products. The GPOs through which we sell our products also have purchasing agreements with other manufacturers that sell competing products and the bid process for products like ours is highly competitive. Most of our GPO agreements may be terminated on short notice. If we are unable to maintain these arrangements with GPOs and key customers, revenue of our products would decline, which could have an adverse effect on our ability to achieve the Adjusted EBITDA threshold required to trigger a payment under the CVRs.

The strategy to license rights to or acquire and commercialize proprietary or other specialty injectable products may not be successful, and we may never receive any return on our investment in these product candidates.

We may license rights to or acquire or commercialize proprietary or other specialty injectable products or technologies. Other companies, including those with substantially greater financial and sales and marketing resources, will compete with us to license rights to or acquire or commercialize these products. We may not be able to license rights to or acquire these proprietary or other products or technologies on acceptable terms, if at all. Even if we obtain rights to a pharmaceutical product and commit to payment terms, including, in some cases, up-front license payments, we may not be able to generate product sales sufficient to create a profit or otherwise avoid a loss.

A product candidate may fail to result in a commercially successful drug for other reasons, including the possibility that the product candidate may:

•	fail to receive necessary regulatory approvals;

•	be difficult or uneconomical to produce in commercial quantities;

•	be precluded from commercialization by proprietary rights of third parties; or

•	fail to achieve market acceptance.

The marketing strategy, distribution channels and levels of competition with respect to any licensed or acquired product may be different from those of our current products, and we may not be able to compete favorably in any new product category.

We depend heavily on the principal members of our management team, the loss of whom could harm our business.

We depend heavily on the principal members of our executive management team. Each of the members of our executive management team is employed “at will.” The loss of the services of any member of our executive management team may significantly delay or prevent the achievement of our product development or business objectives.

To be successful, we must attract, retain and motivate key employees, and the inability to do so could seriously harm our operations.

To be successful, we must attract, retain and motivate executives and other key employees. We face competition for qualified scientific, technical and other personnel, which may adversely affect our ability to attract and retain key personnel. We also must attract and motivate employees and keep them focused on our strategies and goals.

We depend on third parties to supply raw materials and other components and we may not be able to obtain sufficient quantities of these materials, which will limit our ability to manufacture our products on a timely basis and harm our operating results.

The manufacture of our products requires raw materials and other components that must meet stringent FDA requirements. Some of these raw materials and other components are available only from a limited number of sources. Additionally, our regulatory approval for each particular product specify the raw materials and components, and the suppliers for such materials, that we may use for that product. Obtaining approval to change, substitute or add a raw material or component, or the supplier of a raw material or component, can be time consuming and expensive, as testing and regulatory approval is necessary. If our suppliers are unable to deliver sufficient quantities of these materials on a timely basis or we encounter difficulties in our relationships with these suppliers, the manufacture and sale of our products may be disrupted, and our business, operating results and reputation could be adversely affected.

Other companies may claim that we infringe on their intellectual property or proprietary rights, which could cause us to incur significant expenses or prevent us from selling our products.

Our success depends in part on our ability to operate our business without infringing the patents and proprietary rights of third parties. The manufacture, use, offer for sale and sale of pharmaceutical products have been subject to substantial litigation in the pharmaceutical industry. These lawsuits relate to the enforceability, validity and infringement of patents or proprietary rights of third parties. Infringement litigation is prevalent with respect to generic versions of products for which the patent covering the brand name product is expiring, particularly since many companies which market generic products focus their development efforts on products with expiring patents. A number of pharmaceutical companies, biotechnology companies, universities and research institutions may have filed patent applications or may have been granted patents that cover aspects of our products or their licensors’ products, product candidates or other technologies.

Future or existing patents issued to third parties may contain claims that conflict with our products. We are subject to infringement claims from time to time in the ordinary course of our business, and third parties could assert infringement claims against us in the future with respect to our current products, products we may develop or products we may license. In addition, our patents and patent applications, or those of our licensors could face other challenges, such as interference, opposition and reexamination proceedings. Any such challenge, if successful, could result in the invalidation of, or a narrowing of scope of, any such patents and patent applications. Litigation or other proceedings could force us to:

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

Our inability to protect our intellectual property rights in the United States and foreign countries could limit our ability to manufacture or sell our products.

We rely on trade secrets, unpatented proprietary know-how, continuing technological innovation and patent protection to preserve our competitive position. Our patents and those for which we have or will license rights, may be challenged, invalidated, infringed or circumvented, and the rights granted in those for which we hold patents may not provide proprietary protection or competitive advantages to us. We and our licensors may not be able to develop patentable products. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us. Third-party patents could reduce the coverage of the patents licensed, or that may be licensed to or owned by us. If patents containing competitive or conflicting claims are issued to third parties, we may be prevented from commercializing the products covered by such patents, or may be required to obtain or develop alternate technology. In addition, other parties may duplicate, design around or independently develop similar or alternative technologies.

We may not be able to prevent third parties from infringing or using their intellectual property. We generally control and limit access to, and the distribution of, our product documentation and other proprietary information. Despite these efforts to protect this proprietary information, however, unauthorized parties may obtain and use information that we regard as proprietary. Other parties may independently develop similar know-how or may even obtain access to our technologies.

The laws of some foreign countries do not protect proprietary information to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary information in these foreign countries.

The U.S. Patent and Trademark Office and the courts have not established a consistent policy regarding the breadth of claims allowed in pharmaceutical patents. The allowance of broader claims may increase the incidence and cost of patent interference proceedings and the risk of infringement litigation. On the other hand, the allowance of narrower claims may limit the value of our proprietary rights.

We may become subject to federal and state false claims or other similar litigation brought by private individuals and the government.

The Federal False Claims Act allows persons meeting specified requirements to bring suit alleging false or fraudulent Medicare or Medicaid claims and to share in any amounts paid to the government in fines or settlement. These suits, known as qui tam actions, have increased significantly in recent years and have increased the risk that a health care company will have to defend a false claim action, pay fines and/or be excluded from Medicare and Medicaid programs. Federal false claims litigation can lead to civil monetary penalties, criminal fines and imprisonment and/or exclusion from participation in Medicare, Medicaid and other federally-funded health programs. Other alternate theories of liability may also be available to private parties seeking redress for such claims. A number of parties have brought claims against numerous pharmaceutical manufacturers, and we cannot be certain that such claims will not be brought against us, or if they are brought, that such claims might not be successful. A majority of states have enacted their own false claim act statutes and have used them to bring similar suits against pharmaceutical manufacturers.

We may need to change our business practices to comply with changes to, or may be subject to charges under, the fraud and abuse laws.

We are subject to various federal and state laws pertaining to health care fraud and abuse, including the federal Anti-Kickback Statute and its various state analogues, the federal False Claims Act and marketing and pricing laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs such as Medicare and Medicaid. We believe that we are in substantial compliance with these laws, but the government could disagree and challenge our practices, which could materially and adversely affect our business. We may have to change our advertising and promotional business practices, or our existing business practices could be challenged as unlawful due to changes in laws, regulations or rules or due to administrative or judicial findings, which could materially adversely affect our business.

We may be required to defend lawsuits or pay damages for product liability claims.

Product liability is a major risk in testing and marketing pharmaceutical products. We may face substantial product liability exposure for products that we sell after regulatory approval. Historically, we carried product liability insurance and we continue to carry such policies. Product liability claims, regardless of their merits, could exceed policy limits, divert management’s attention and adversely affect our reputation and the demand for our products.

We may be required to indemnify Abraxis BioScience, Inc. and may not be able to collect on indemnification rights from Abraxis BioScience.

Under the terms of the separation and distribution agreement relating to the separation of Abraxis BioScience, Inc. from APP in November 2007, Abraxis BioScience agreed to indemnify APP from and after the spin-off with respect to all liabilities of the pre-separation company not related to APP’s business and the use by APP of any trademarks or other source identifiers owned by Abraxis BioScience. Similarly, APP agreed to indemnify Abraxis BioScience from and after the spin-off with respect to all liabilities of the pre-separation company related to APP’s business and the use by Abraxis BioScience of any trademarks or other source identifiers owned by APP. Under the terms of a tax allocation agreement relating to the separation of Abraxis BioScience from APP, Abraxis BioScience agreed to indemnify APP against all tax liabilities to the extent they relate to the proprietary products business, and APP agreed to indemnify Abraxis BioScience against all tax liabilities to the extent they relate to the hospital-based products business. In addition, Abraxis BioScience agreed to indemnify APP against any tax liability arising as a result of the spin-off failing to qualify as a tax-free distribution unless such tax liability is imposed as a result of an acquisition of APP, including the Merger, or certain other specified acts of APP. Under the terms of a manufacturing agreement relating to the separation of Abraxis BioScience from APP, Abraxis BioScience agreed to indemnify APP from any damages resulting from a third-party claim caused by or alleged to be caused by (i) Abraxis BioScience’s failure to perform its obligations under the manufacturing agreement; (ii) any product liability claim arising from the negligence, fraud or intentional misconduct of Abraxis BioScience or any of its affiliates or any product liability claim arising from Abraxis BioScience’s manufacturing obligations (or any failure or deficiency in Abraxis BioScience’s manufacturing obligations) under the manufacturing agreement; (iii) any claim that the manufacture, use or sale of APP’s pipeline products infringes a patent or any other proprietary right of a third party; or (iv) any recall, product liability claim or other third-party claim not arising from the gross negligence or bad faith of, or intentional misconduct or intentional breach of the manufacturing agreement by, APP by reason of the $100 million limitation of liability described below. Abraxis BioScience also agreed to indemnify APP for liabilities that Abraxis BioScience becomes subject to as a result of Abraxis BioScience’s activities under the manufacturing agreement and for which Abraxis BioScience is not responsible under the terms of the manufacturing agreement. APP agreed to indemnify Abraxis BioScience from any damages resulting from a third-party claim caused by or alleged to be caused by (i) APP’s gross negligence, bad faith, intentional misconduct or intentional failure to perform its obligations under the manufacturing agreement; or (ii) any product liability claim arising from the gross negligence or bad faith of, or intentional misconduct or intentional breach of the manufacturing agreement by APP. APP generally will not have any liability for monetary damages to Abraxis BioScience or third parties in connection with the manufacturing agreement for damages in excess of $100 million in the aggregate. There are no time limits on when an indemnification claim must be brought and no other monetary limits on the amount of indemnification that may be provided. In addition, indemnification obligations could be significant. Our ability to satisfy any of these indemnification obligations will depend upon our future financial strength. We cannot determine whether we will have to indemnify Abraxis BioScience for any substantial obligations after the separation. In addition, we also cannot assure you that, if Abraxis BioScience becomes obligated to indemnify us for any substantial obligations, Abraxis BioScience will have the ability to satisfy those obligations.

Risks Related to the Contingent Value Rights

CVR holders may not receive any payment on the CVRs.

The right to receive any future payment on the CVRs will be contingent upon our and our consolidated subsidiaries’ achievement of cumulative Adjusted EBITDA (calculated in accordance with the CVR indenture) in excess of the threshold specified in the CVR indenture. If our cumulative Adjusted EBITDA does not exceed this threshold for any reason, no payment will be made under the CVRs and the CVRs will expire valueless. Accordingly, the value, if any, of the CVRs is speculative, and the CVRs may ultimately have no value. See Note 4—Contingent Value Rights (CVR).

It may be difficult to determine the amount of cash to be received under the CVRs until 2011 which makes it difficult to value the CVRs.

If any payment is made on the CVR, it will not be made until June 2011 (except in certain cases of foreclosure of the APP shares pledged as security for our indebtedness), and the amount of any payment will not be determined prior to the second quarter of 2011. We will provide an interim statement of Adjusted EBITDA for each of 2008 and 2009, and a final statement of Adjusted EBITDA following the end of 2010. The final calculation of any CVR payment, however, will be provided to you no earlier than the second quarter of 2011. Because the amount of any payment on the CVRs will not be determined prior to the second quarter of 2011 and the CVR payment will be determined on the basis of cumulative Adjusted EBITDA for a three-year period, it may be difficult to value the CVRs, and accordingly it may be difficult or impossible for you to resell your CVRs.

Our management may not follow the business, financial and operational policies of APP prior to the Merger.

Our directors elected by Fresenius have significant authority with respect to the business, financial and operational policies of us and APP. There can be no assurance that the business, financial and operational policies of APP in effect prior to the Merger including, for example, APP’s business strategy, will continue after the Merger. Different policies may adversely affect the value of the CVRs and any payment thereunder. Except in limited circumstances described in the CVR indenture, we do not have any obligations to CVR holders regarding the operation of our business after the completion of the Merger.

We have no obligation to continue to research, develop or commercialize APP’s products.

We have no obligation to initiate or continue research, development or commercialization activities with respect to any APP products and, in its sole discretion, we may abandon efforts to research, develop or commercialize any product, whether or not such product was in development or commercialized as of the closing date of the Merger. Changes or abandonment of APP’s research, development or commercialization activities by us may adversely affect the amount of Adjusted EBITDA generated by us, and our consolidated subsidiaries, which would adversely affect the value of the CVR and any payment thereunder.

The U.S. federal income tax treatment of the CVRs is unclear.

Pursuant to the CVR indenture, we agreed to report any CVR payment (excluding any imputed interest) as additional consideration for the sale of APP common stock. Assuming this method of reporting is correct, if a payment is made with respect to a CVR, the holder of the CVR generally should recognize capital gain or loss equal to the difference between the amount of such payment (less any imputed interest) and the holder’s adjusted tax basis in the CVR. We have also agreed that a portion of any CVR payment will be treated as interest income, in accordance with Section 483 of the Internal Revenue Code. However, there is no legal authority directly addressing the U.S. federal income tax treatment of the CVRs and, therefore, there can be no assurance that the Internal Revenue Service would not assert, or that a court would not sustain, a position that any CVR payment or a sale or exchange of a CVR does not attract capital gain treatment, or that a different method should be used for purposes of calculating the amount of imputed interest. If such a position were sustained, all or any part of any CVR payment could be treated as ordinary income and could be required to be included in income prior to the receipt of any CVR payment.

Any payments in respect of the CVRs are subordinated to the right of payment of our other indebtedness.

The CVRs are unsecured obligations of FKP Holdings and the CVR payments, acceleration payments, all other obligations under the CVR indenture and the CVRs and any rights or claims relating thereto are subordinated in right of payment to the prior payment in full of all of our senior obligations. Our senior obligations include all principal, interest, penalties, fees, indemnification, reimbursements, damages and other liabilities payable under, or with respect to, our and APP’s senior credit facilities and, so long as the senior obligations are outstanding pursuant to the preceding clause, intercompany loans and other senior debt. As a result of the financing arrangements entered into in connection with the Merger, as of December 31, 2008, there was approximately $3.9 billion outstanding under credit facilities of Fresenius and its subsidiaries that would be senior to the obligations under the CVRs. Substantially all of this indebtedness would be considered senior obligations for the purposes of the subordination provisions of the CVR indenture. In addition, if a default on our senior obligations would occur as a result of the CVR payment, there is an existing payment default on our senior obligations, the maturity of our senior obligations is accelerated or in other circumstances, no CVR payment will be payable, if any payment is due, until any such default is remedied.

An active public market for the CVRs may not develop, or the CVRs may trade at low volumes, both of which could have an adverse effect on the resale price, if any, of the CVRs.

The CVRs are a new security with a limited public trading market. An active public trading market for the securities may not develop or be sustained. We have listed the CVRs on NASDAQ, under the symbol “APCVZ”. However, there may be little or no market demand for the CVRs, making it difficult or impossible to resell the CVRs, which would have an adverse effect on the resale price, if any, of the CVRs. In addition, holders of CVRs may incur brokerage charges in connection with the resale of the CVRs, which in some cases could exceed the proceeds realized by the holder from the resale of its CVRs.

The market price and trading volume of the CVRs may be volatile.

The market price of the CVRs could fluctuate significantly for many reasons, including, without limitation:

•	as a result of the risk factors listed in this report on Form 10-K;

•	actual or anticipated fluctuations in our operating results of FKP Holdings;

•	for reasons unrelated to operating performance, such as reports by industry analysts, investor perceptions, or negative announcements by our customers or competitors regarding their own performance;

•	regulatory changes that could impact our business; and

•	general economic, securities markets and industry conditions.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We operate various facilities in the United States, Canada and Puerto Rico, which have an aggregate size of approximately 1,080,000 square feet. Our facilities include the following:

Location	Use	Own/ Lease	Lease Expiration	Approximate Square Feet
Schaumburg, Illinois	Administration	Lease	July 2016	48,000
Schaumburg, Illinois	Administration	Lease	May 2015	22,000
Ontario, Canada	Business office	Lease	June 2014	10,000
Melrose Park, Illinois	Manufacturing (1)	Lease	December 2011	122,000
Melrose Park, Illinois	Research and Development	Lease	December, 2010	48,000
Melrose Park, Illinois	Warehouse and administrative	Lease	December 2011	71,000
Bensenville, Illinois	Distribution facility	Lease	September 2010	109,000
Grand Island, New York	Manufacturing (2)	Own	—	210,000
Grand Island, New York	Warehouse and administrative (3)	Own	—	120,000
Grand Island, New York	Manufacturing (4)	Own	—	148,000
Barceloneta, Puerto Rico	Manufacturing (5)	Own	—	172,000

				1,080,000

(1)	We also use this facility for packaging, laboratory, office and warehouse space.
(2)	Approximately 5,700 square feet of manufacturing space has been leased to New Abraxis through December 2011, with an option to extend until December 2012 in certain circumstances.
(3)	This facility may be used to expand certain of our manufacturing operations.
(4)	This facility was purchased in September 2008 from Astellas Pharma Manufacturing, Inc., and is currently being leased back to Astellas through July 2009.
(5)	Approximately 90,000 square feet of the Puerto Rico facility was conveyed to New Abraxis, representing the active pharmaceutical ingredients manufacturing plant currently leased to Pfizer for a term expiring on February 2012.

Item 3.	LEGAL PROCEEDINGS

We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims have included assertions that our products infringe existing patents, product liability and also claims that the use of our products has caused personal injuries. We believe we have substantial defenses in these matters, however litigation is inherently unpredictable. Consequently any adverse judgment or settlement could have a material adverse effect on our results of operations, cash flows or financial condition for a particular period. We record accruals for such contingencies to the extent that we conclude a loss is probable and the amount can be reasonably estimated. We also record insurance receivable amounts from third party insurers where appropriate.

Summarized below are the more significant legal matters pending to which we are a party.

Patent Litigation

Pemetrexed Disodium

We have filed an ANDA seeking approval from the FDA to market pemetrexed disodium for injection, 500 mg/vial. The Reference Listed Drug for APP’s ANDA is Alimta®, a chemotherapy agent for the treatment of various types of cancer marketed by Eli Lilly. Eli Lilly is believed to be the exclusive licensee of certain patent rights from Princeton University. We notified Eli Lilly and Princeton University of our ANDA filing pursuant to the provisions of the Hatch-Waxman Act and, in June 2008 Eli Lilly and Princeton University filed a patent infringement action in the U.S. District Court for the District of Delaware seeking to prevent us from marketing this product until after the expiration of U.S. Patent 5,344,932, which is alleged to expire in 2016. We have filed our Answer and Counterclaims with the Court in August 2008 and are currently engaged in discovery.

Naropin®

In March 2007 we filed a complaint for patent infringement against Navinta LLC in the U.S District Court for the District of New Jersey. Navinta filed an ANDA seeking approval from the FDA to market ropivacaine hydrochloride injection, in the 2 mg/ml, 5 mg/ml and 10 mg/ml dosage forms. The Reference Listed Drug for Navinta’s ANDA is APP’s proprietary product Naropin®. On July 16, 2008 Navinta filed a motion to dismiss the case based on lack of subject matter jurisdiction. The motion has been fully briefed and is now pending before the Court. On July 31, 2008 the Court denied our request to dismiss five counterclaims brought by Navinta but granted our motion to bifurcate and stay discovery on the claims. The parties are currently engaged in discovery and no trial date has been set.

Oxaliplatin

We have filed ANDAs seeking approval from the FDA to market oxaliplatin for injection, 10 mg and 50mg vials, and oxaliplatin injection, 5mg/ml, in 10ml, 20ml and 40 ml. The Reference Listed Drug is the chemotherapeutic agent Eloxatin® marketed by Sanofi-Aventis that is approved for the treatment of colorectal cancer. Sanofi-Aventis is believed to be the exclusive licensee of certain patent rights from Debiopharm. We notified Sanofi-Aventis and Debiopharm pursuant to the provisions of the Hatch-Waxman Act of the ANDA filings and Sanofi-Aventis and Debiopharm filed patent infringement action in the U.S. District Court for the District of New Jersey seeking to prevent us from marketing these products until after the expiration of various U.S. patents. Multiple cases proceeding against other generic drug manufacturers were consolidated pursuant to a pre-trial scheduling order in April 2008. We have filed summary judgment motions on the issues of non-infringement and invalidity with the Court and are awaiting disposition of the motions. Expert discovery will conclude in June 2009.

Product Liability Matters

Sensorcaine

We have been named as a defendant in approximately twenty-two personal injury/ product liability actions (out of an original thirty-four – twelve of which have been dismissed) brought against us and other pharmaceutical companies and medical device manufacturers by plaintiffs claiming that they suffered injuries resulting from the post-surgical release of certain local anesthetics via a pain pump into the shoulder joint. We acquired several generic anesthetic products from AstraZeneca in June 2006. Pursuant to the Asset Purchase Agreement with AstraZeneca we are responsible for indemnifying Astra Zeneca for defense of suits alleging injuries occurring after the acquisition date (unless the drugs are determined to be defective in manufacturing, in which case AstraZeneca will indemnify us pursuant to that certain Manufacturing and Supply Agreement entered into by us and AstraZeneca). Likewise Astra Zeneca agreed to indemnify us for suits alleging injuries occurring prior to the acquisition date. All of our local anesthetic products are approved by the FDA and continue to be marketed and sold to customers.

The cases have been filed in various jurisdictions around the country, including Indiana, Kentucky, New York, Colorado, Ohio, Minnesota, and California. Some are in state court, and most are in federal court. Discovery has just begun in most cases. We anticipate additional cases will be filed throughout the U.S. and we maintain product liability insurance for these matters.

Aredia and Zometa

We have been named as a defendant in four personal injury/product liability cases brought against us and other manufacturers by plaintiffs claiming that they suffered injuries resulting from the use of pamidronate (the generic equivalent of Aredia®) prescribed for the management of metastic bone disease. Plaintiffs’ allege Aredia causes osteonecrosis to the jaw. The four cases have been consolidated into multi-district litigation before the Court in the U.S. District Court, Middle District Tennessee. We filed answers in three of the cases and filed a joinder in October 2008 with another defendant’s Motion to Dismiss for failure to serve the plaintiff’s complaint within 120 days of filing. The case was dismissed in November 2008. During a conference call in December 2008 it was agreed that there will be no discovery from generic manufacturers until May 2009.

Breach of Contract Matters

On February 9, 2005 Pharmacy, Inc., filed suit against us in the U.S. District Court for the Eastern District of New York alleging we breached an Asset Purchase Agreement entered into September 30, 2002 by the parties. In its complaint Pharmacy seeks to recover monetary damages and other relief for the alleged breach of the contract. Discovery and dispositive motions have been substantially completed and the parties have submitted an amended pre-trial order on December 10, 2008. We expect the Court will certify the case as trial ready and set a pre-trial conference in the second quarter of 2009. We believe that we did not breach the contract and are vigorously defending this matter.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December  31, 2008. No Annual meeting was held during 2008.

Part II.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

On September 10, 2008, FKP Holdings completed the Merger, following which APP became a wholly-owned subsidiary of FKP Holdings. Under the terms of the Merger, Fresenius acquired all of the outstanding common stock of APP for $23.00 in cash per share (the “Cash Purchase Price”) plus a contingent value right (“CVR”). Our obligation to make a cash payment on the CVRs is determined on the basis of cumulative Adjusted EBITDA (as defined in the CVR indenture) for a three-year period ending on December 31, 2010. If Adjusted EBITDA for that period does not exceed a specified threshold amount, no amounts will be payable on the CVRs and the CVRs will expire valueless. The cash payment on the CVRs, if any, will be determined after December 31, 2010, and will be payable June 30, 2011, unless accelerated as a result of a change in control. See Note 3 – Merger with APP and Note 4 – Contingent Value Rights (CVRs) for more details. The CVRs are traded on NASDAQ under the symbol “APCVZ”.

Issuer Purchases of Equity Securities

We did not purchase any of our securities during the fourth quarter of 2008.

Item 6.	SELECTED FINANCIAL DATA

			Year ended December 31,
	(Successor)	(Predecessor)	(Predecessor)
	July 2 through December 31	January 1 through September 9	2007	2006	2005	2004
			(in thousands)
Net revenue	$280,836	$495,797	$647,374	$583,201	$385,082	$405,010
Cost of sales	173,074	247,637	332,046	288,079	203,436	191,774

Gross profit	107,762	248,160	315,328	295,122	181,646	213,236
Operating expenses:
Research and development	16,352	35,133	46,497	27,787	18,454	16,707
Selling, general and administrative	31,374	62,896	90,229	80,669	69,059	59,710
Merger related in-process research and development charge	365,700	—	—	22,330	—	—
Amortization of merger related intangibles	11,209	10,283	15,418	10,926	—	—
Other merger related costs	2,529	44,220	—	12,613	7,863	—
Separation related costs	142	2,239	3,024	—	—	—

Total operating expenses	427,306	154,771	155,168	154,325	95,376	76,417

(Loss) income from operations	(319,544)	93,389	160,160	140,797	86,270	136,819
Interest expense	(119,275)	(45,124)	(25,162)	(9,186)	—	1,934
Change in the fair value of contingent value rights	101,216	—	—	—	—	—
Interest income and other income (expense), net	(1,233)	1,593	2,182	3,557	470	—
Loss on early extinguishment of credit facility	—	—	—	—	—	(1,986)
Minority interests	—	—	—	(11,383)	(25,875)	(16,301)

(Loss) income from continuing operations before income taxes	(338,836)	49,858	137,180	123,785	60,865	120,466
Provision (benefit) for income taxes from continuing operations	(26,391)	40,315	55,001	68,559	30,409	45,482

(Loss) income from continuing operations	(312,445)	9,543	82,179	55,226	30,456	74,984
Loss from discontinued operations, net of taxes	—	—	(47,821)	(102,123)	(12,799)	(56,763)

Net (loss) income	$(312,445)	$9,543	$34,358	$(46,897)	$17,657	$18,221

The composition of stock-based compensation included above is as follows:
Cost of sales	$—	$1,275	$2,502	$2,668	$2,947	$2,613
Research and development	—	436	602	554	465	303
Selling, general and administrative	19	4,039	8,977	7,902	8,625	3,833
Discontinued operations	—	—	16,517	23,899	4,372	3,052

	$19	$5,750	$28,596	$35,023	$16,409	$9,801

Other data:
Cash flow provided by (used in) operating activities	$(37,042)	$105,515	$12,351	$324,977	$34,466	$42,353
Cash flow used in investing activities	(3,683,468)	(13,839)	(89,022)	(372,800)	(43,172)	(62,795)
Cash flow provided by financing activities	3,733,428	5,016	66,893	59,391	33,872	17,341
Consolidated balance sheet data as of December 31:
Working capital	$112,281	$—	$216,727	$65,556	$248,284	$150,846
Total assets	4,813,635	—	1,077,587	1,773,721	524,229	392,623
Long term debt	3,718,322	—	995,000	165,000	190,000	42,750
Total stockholder’s equity (deficit)	550,724	—	(79,771)	1,033,361	68,140	167,418

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following management’s discussion and analysis of financial condition and results of operations, or MD&A, is intended to assist the reader in understanding our company. The MD&A is provided as a supplement to, and should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1: Business”; “Item 1A: Risk Factors”; “Item 6: Selected Financial Data”; and “Item 8: Financial Statements and Supplementary Data.”

Background

We are an integrated pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products. We believe that we are the only company with a primary focus on the injectable oncology, anti-infective and critical care markets. We believe that we offer one of the most comprehensive injectable product portfolios in the pharmaceutical industry. We manufacture products in each of the three basic forms in which injectable products are sold: liquid, powder and lyophilized, or freeze-dried.

Our products are generally used in hospitals, long-term care facilities, alternate care sites and clinics within North America. Unlike the retail pharmacy market for oral products, the injectable pharmaceuticals marketplace is largely made up of end users who have relationships with group purchasing organizations, or GPOs, and/or specialty distributors who distribute products within a particular end-user market, such as oncology clinics. GPOs and specialty distributors generally enter into collective product purchasing agreements with pharmaceutical suppliers like us in an effort to secure more favorable drug pricing on behalf of their members.

Fresenius Kabi Pharmaceuticals Holding, Inc. is a wholly-owned subsidiary of Fresenius Kabi AG, and an indirect wholly-owned subsidiary of Fresenius SE (“Fresenius”), a societas europaea organized under the laws of Germany. FKP Holdings was formed on July 2, 2008, in order to facilitate the acquisition of APP Pharmaceuticals, Inc. (“APP or the Predecessor”) discussed below. See Note 3 to the consolidated financial statements – Merger with APP for details.

On September 10, 2008, FKP Holdings completed the acquisition of APP (the “Merger”) pursuant to an Agreement and Plan of Merger dated July 6, 2008 (the “Merger Agreement”), and APP became a wholly-owned subsidiary of FKP Holdings. Effective with the Merger, each outstanding share of common stock of APP and certain stock options and restricted stock units of APP were converted into the right to receive $23.00 in cash, without interest, and one Contingent Value Right (“CVR”), issued by FKP Holdings and representing the right to receive a cash payment, without interest, of up to $6.00 determined in accordance with the terms of the CVR Agreement. Refer to Note 4 to the consolidated financial statements — Contingent Value Rights (CVR), for further details. The aggregate consideration paid in the Merger was $4,906.1 million, including $997.5 million in assumed APP debt. We incurred $3,856 million in new external and intercompany debt due to Fresenius and its affiliates in connection with the Merger, the aggregate proceeds of which were used to pay the Merger consideration, repay a portion of APP’s then outstanding indebtedness and pay fees and expenses related to the Merger. See Note 10 to the consolidated financial statements- Long-Term Debt and Credit Facility.

The results of APP’s operations have been included in the consolidated financial statements of FKP Holdings since September 10, 2008. APP is a fully-integrated pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products with a primary focus on the oncology, anti-infective, anesthetic/analgesic and critical care markets. APP manufactures a comprehensive range of dosage formulations, and its products are used in hospitals, long-term care facilities, alternate care sites and clinics within North America. The Merger is an important step in Fresenius’ growth strategy. Through the merger with APP, Fresenius gains entry to the U.S. pharmaceuticals market and achieves a leading position in the global I.V. generics industry. The North American platform also provides further growth opportunities for Fresenius’ existing product portfolio. Additionally, Fresenius expects to be able to market APP’s product range through its international marketing and sales network, enabling Fresenius to sell APP’s products globally.

Prior to the Merger, FKP Holdings had not carried on any activities or operations except for those activities incidental to its formation and in connection with the transactions related to the Merger. Following the Merger, the business of FKP Holdings consists exclusively of that of APP. Accordingly, for accounting purposes FKP Holdings is considered the successor to APP and the consolidated financial statements included in Item 8 are presented for two distinct periods: the periods preceding the Merger, or “predecessor” periods (all periods prior to September 9, 2008), and the period after the merger, or “successor” period (from the inception of FKP Holdings on July 2, 2008 through December 31, 2008, which includes the results of APP from September 10, 2008, the date of acquisition). The Company applied purchase accounting to the opening balance sheet on September 10, 2008 . The Merger resulted in a new basis of accounting for the assets acquired and liabilities assumed in connection with the acquisition of APP beginning on September 10, 2008. As a result of the acquisition and the application of purchase accounting as described above, the consolidated financial information for the period after the acquisition is presented on a different basis than that for the periods before the acquisition and, therefore, is not comparable.

APP is a Delaware corporation that was formed in 2007. American Pharmaceutical Partners, Inc. (“Old APP”) was a Delaware corporation formed in 2001. On April 18, 2006, Old APP completed a merger with American BioScience Inc. (or “ABI”), Old APP’s former parent. In connection with the closing of that merger, Old APP’s certificate of incorporation was amended to change its original name of American Pharmaceutical Partners, Inc. to Abraxis BioScience, Inc. which we refer to as “Old Abraxis.”

On November 13, 2007, Old Abraxis separated into two independent publicly-traded companies, APP Pharmaceuticals Inc., which held the Abraxis Pharmaceutical Products business, focusing primarily on manufacturing and marketing our oncology, anti-infective and critical care hospital-based generic injectable products and marketing our proprietary anesthetic/analgesic products (which we refer to collectively as the “hospital-based business”), and Abraxis BioScience, Inc. (“New Abraxis”) which held the Abraxis Oncology and Abraxis Research businesses (which we refer to as the “proprietary business”). APP continued to operate the hospital-based business under the name APP Pharmaceuticals, Inc. APP and New Abraxis entered into a series of agreements in connection with the separation, including a credit facility under which APP borrowed $1 billion, a portion of which was paid to New Abraxis in connection with the separation, and a $150 million revolving credit facility. These credit facilities were retired in connection with the Merger and replaced with a similar external facility. The historical operating results of Old Abraxis through the date of the separation are presented as discontinued operations. Refer to Note 6 to the consolidated financial statements—Discontinued Operations—Spin-off of New Abraxis, for further details.

RESULTS OF OPERATIONS

Overview

The following table sets forth the results of our operations for each of the three years ended December 31, 2008, 2007 and 2006, and forms the basis for the following discussion of our operating activities. For accounting purposes the Company has separated its historical financial results for the Predecessor Company (APP) for all periods prior to September 10, 2008, the effective date of the merger, and the Successor Company (FKP Holdings) for all periods after July 2, 2008 (the date of inception). The separate presentation is required as there was a change in accounting basis, which occurred when purchase accounting was applied to the acquisition of the Predecessor. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price.

Note: For purposes of discussing our historical results of operations, the following table combines the results of the predecessor and successor companies for the year ended December 31, 2008 and compares these combined results to those of our predecessor for the years ended December 31, 2007 and 2006. This comparative presentation is intended to facilitate the discussion of relevant trends and changes affecting our operating results. Where significant, the effect of merger related transactions and the application of purchase accounting are highlighted.

				Change Favorable (Unfavorable)
	Year Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	$	%	$	%
	(in thousands, except percentages)
Consolidated statements of operations data:
Net revenues
Critical care	$479,823	$382,772	$302,244	$97,051	25%	$80,528	27%
Anti-infective	220,788	193,704	213,490	27,084	14%	(19,786)	-9%
Oncology	62,517	55,308	57,872	7,209	13%	(2,564)	-4%
Contract manufacturing and other	13,505	15,590	9,595	(2,085)	-13%	5,995	62%

Total net revenue	776,633	647,374	583,201	129,259	20%	64,173	11%
Cost of sales	420,711	332,046	288,079	(88,665)	-27%	(43,967)	-15%

Gross profit	355,922	315,328	295,122	40,594	13%	20,206	7%
Percent of total revenue	45.8%	48.7%	50.6%
Operating expenses:
Research and development	51,485	46,497	27,787	(4,988)	-10.7%	(18,710)	-67%
Percent of total revenue	6.6%	7.2%	4.8%
Selling, general and administrative	94,270	90,229	80,669	(4,041)	-4.5%	(9,560)	-12%
Percent of total revenue	12.1%	13.9%	13.8%
Merger related in-process research and development charge	365,700	—	22,330	(365,700)	—	22,330	100%
Amortization of merger related intangibles	21,492	15,418	10,926	(6,074)	-39.4%	(4,492)	-41%
Other merger related costs	46,749	—	12,613	(46,749)	—	12,613	100%
Separation related costs	2,381	3,024	—	643	—	(3,024)	—

Total operating expenses	582,077	155,168	154,325	(426,909)	-275%	(843)	-1%

Percent of total revenue	74.9%	24.0%	26.5%
(Loss) income from operations	(226,155)	160,160	140,797	(386,315)	-241%	19,363	14%
Percent of total revenue	-29.1%	24.7%	24.1%
Interest income and other income (expense), net	360	2,182	3,557	(1,822)	-84%	(1,375)	-39%
Change in the fair value of contingent value rights	101,216	—	—	101,216
Interest expense	(164,399)	(25,162)	(9,186)	(139,237)	553%	(15,976)	174%
Minority interests	—	—	(11,383)	—		11,383	-100%

(Loss) income from continuing operations before income taxes	(288,978)	137,180	123,785	(426,158)	-311%	13,395	11%
Provision for income taxes from continuing operations	13,924	55,001	68,559	41,077	75%	13,558	20%

(Loss) income from continuing operations	(302,902)	82,179	55,226	$(385,081)	-469%	$26,953	49%

Percent of total revenue	-39.0%	12.7%	9.5%
Loss from discontinued operations, net of taxes	—	(47,821)	(102,123)

Net (loss) income	$(302,902)	$34,358	$(46,897)

Operating Results

Net revenues

Total revenue for the year ended December 31, 2008 increased $129.2 million, or 20%, to $776.6 million as compared to $647.4 million for the same period in 2007. The increase in total revenue versus the same twelve month period in 2007 was due to a 24% unit volume increase and a 4% decrease in unit prices.

Net revenues for our critical care products for the year ended December 31, 2008 increased by $97.0 million, or 25%, to $479.8 million from $382.8 million for the prior year due primarily to higher sales of heparin. Net revenue from anti-infective products for the twelve months ended December 31, 2008 increased by $27.1 million, or 14%, to $220.8 million from $193.7 million in the prior year period due to higher volume as a result of increased market penetration. Net revenue for oncology products for the twelve months ended December 31, 2008 increased by $7.2 million, or 13%, to $62.5 million primarily due to new product launches in 2008. Contract manufacturing revenue for the year ended December 31, 2008 decreased by $2.1 million to $13.5 million from $15.6 million for the same period in the prior year.

Net revenues for the year ended December 31, 2007 increased $64.2 million, or 11% to $647.4 million as compared to the same period of 2006. The increase was primarily due to twelve months of product sales in 2007 versus six months of product sales in 2006 related to the products we acquired in June 2006. The 11% increase in net revenues for the twelve months ended December 31, 2007 over the prior year period was comprised of a 9.6% unit volume increase and a 1.4% increase in unit prices.

Sales of critical care products for the twelve months ended December 31, 2007 increased $80.5 million, or 27%, to $382.8 million as compared to the same period in the prior year due primarily to increased volume, favorable pricing as a result of market conditions and the effects of twelve months of product sales in 2007 versus only six months of product sales in 2006 relating to the products we acquired in June 2006. Net revenues of anti-infective products for the twelve months ended December 31, 2007 decreased $19.8 million, or 9%, to $193.7 million due mainly to our cephalosporin products, which were on backorder during portions of the year due to the voluntary precautionary distribution holds we placed on product manufactured with certain materials. The required testing was completed, all internal issues were satisfactorily resolved and we resumed distribution of the products in August 2007. Net revenues of oncology products for the twelve months ended December 31, 2007 decreased $2.6 million, or 4%, to $55.3 million mainly due to continued decreased demand for pamidronate as a result of new competition in the market.

Gross profit

Gross profit for the twelve months ended December 31, 2008 was $355.9 million, or 45.8% of total revenue, as compared to $315.3 million, or 48.7% of total revenue, in the same period in 2007. The increase in gross profit dollars was principally due to higher revenue in the 2008 period while the decrease in the overall gross profit percentage was primarily due to the effect of recognizing higher inventory costs recorded in purchase accounting in cost of sales, competitive pricing pressures and increasing freight costs due to higher fuel prices. Cost of sales for the twelve-month periods ended December 31, 2008 and 2007 included $11.0 million and $16.4 million, respectively, in non-cash amortization of intangible product rights associated with a product acquisition. Cost of sales for the twelve months ended December 31, 2008 also includes $45.5 million of non-cash expense reflecting the portion of the purchase accounting step-up in inventory associated with the Merger attributable to inventory sold during the period. Excluding the impact of these non-cash charges, gross profit margin for the twelve month periods ended December 31, 2008 and 2007 would have been 53.1% and 51.2%, respectively.

Gross profit for the twelve months ended December 31, 2007 was $315.3 million, or 48.7% of total revenue, inclusive of the recognition of a $16.4 million charge relating to the amortization of intangible product rights associated with the 2006 product purchase, as compared to $295.1 million, or 50.6% of total revenue, in the same period of 2006, inclusive of the recognition of the $11.8 million charge related to the write-up of finished goods associated with the merger, and an $8.2 million charge relating to the amortization of 2006 purchase of certain intangible product rights. Excluding the non-cash items associated with the merger and the 2006 product acquisition, gross margin as a percentage of total revenue was 51.2% for the twelve months ended December 31, 2007 versus 54.0% for the year ended December 31, 2006. The decline compared to the prior year was mainly attributable to the voluntary precautionary hold placed on our cephalosporin products as well as an extended maintenance shut down of one of our product lines at our Melrose Park facility. In addition, 2006 benefited from higher margins, relating primarily to the products acquired during the year.

Research and development, or R&D

Research and development expense for the twelve months ended December 31, 2008 increased $5.0 million, or 11%, to $51.5 million versus $46.5 million for the same period in 2007. The increase was due primarily to higher development activity associated with our strategic initiatives in 2008 as compared to 2007.

Research and development expense for the twelve months ended December 31, 2007 increased $18.7 million, or 67%, to $46.5 million as compared to the same period in 2006. The increase was due primarily to expense associated with the transfer of products to our Puerto Rico facility which is included in our results of operations for the entire twelve month period during 2007.

Selling, general and administrative, or SG&A

Selling, general and administrative expense for the twelve months ended December 31, 2008 increased $4.1 million to $94.3 million, or 12.1% of total revenue, from $90.2 million, or 13.9% of total revenue, for the same period in 2007. This increase in costs was due primarily to increased professional fees versus the prior year, while the decline in selling, general and administrative expense as a percent of total revenue was due to better leverage of these costs as a result of the increase in revenue.

Selling, general and administrative expense for the twelve months ended December 31, 2007 increased $9.5 million to $90.2 million, or 13.8% net revenues, from $80.7 million, or 13.8% of net revenues, for the comparable period in 2006. The increase was due primarily to increased selling and marketing costs to support higher sales levels and expenses related to increased headcount to support our strategic initiatives.

Amortization, merger and separation costs

The twelve months ended December 31, 2008 included $433.9 million of merger related costs, consisting of $365.7 million related to the write-off of in-process R&D, $21.5 million related to the amortization of Merger-related intangibles and certain professional fees and transaction related costs incurred by APP prior to the Merger. In-process R&D related to the value assigned in purchase accounting to projects that had not yet reached technological feasibility and had no alternative future, which were immediately expensed in the consolidated statement of operations as required under current GAAP. Additionally, APP recognized $46.7 million of direct professional fees and transaction related costs associated with the Merger. These costs were primarily recognized in the predecessor period ended September 9, 2008.

The twelve months ended December 31, 2007 included $15.4 million of merger related amortization compared to approximately $10.9 million for the twelve months ended December 31, 2006 reflecting the merger between APP and ABI on April 18, 2006. The twelve months ended December 31, 2007 included $3.0 million in direct professional fees and transaction related costs relating to the separation of our proprietary business while the twelve months ended December 31, 2006 included $12.6 million in direct merger and transactions costs relating to the merger between APP and ABI. In addition, the twelve months ended December 31, 2006 included a $22.3 million charge relating to the step up of in process research and development associated with the merger between APP and ABI.

Interest Expense

Interest expense increased to $164.4 million for the twelve months ended December 31, 2008, compared to $25.2 million for the twelve months ended December 31, 2007. The $139.2 million increase in interest expense was primarily due to the higher average debt levels associated with both the prior (APP Pharmaceuticals) $1.0 billion credit facility established in connection with the separation in November 2007, and the significant debt incurred in connection with the closing of the Merger on September 10, 2008. Additionally, we recognized $12.2 million of interest expense resulting from the write-off of loan fees related to the credit facility in connection with our November 2007 separation from New Abraxis, which was repaid at the time of the Merger, as well as $13.4 million of interest expense related to the write-off of fees associated with our bridge loan which was paid by Fresenius in the fourth quarter of 2008. We settled our pre-merger interest rate swap, and recognized a loss on settlement of $2.7 million, which occurred in the predecessor period ended September 9, 2008, prior to the Merger.

Interest expense increased to $25.2 million for the twelve months ended December 31, 2007 as compared to $9.2 million for the twelve months ended December 31, 2006. The increase in interest expense was primarily the result of higher average debt levels and interest expense related to a note payable due in June 2007.

Other income, other non-operating items

Interest income and other income (expense), net was $0.4 million for the twelve months ended December 31, 2008 versus $2.2 million in the comparable 2007 period. We recognized a foreign currency gain of approximately $4.0 million in our other income (expense), net related to the change in fair value of our intercompany currency swap agreements that we entered into in the fourth quarter of 2008. This foreign currency gain was offset by the $5.7 million currency loss we recorded in order to adjust the carrying value of our Euro-denominated intercompany note to reflect the December 31, 2008 exchange rate.

The 2008 results include $101.2 million of income in the successor period related to the change in fair value of the contingent value rights (CVRs) issued to APP shareholders in connection with the Merger. The estimated fair value of the CVRs at the date of acquisition was included in the cost of the acquisition. At each reporting date, the CVRs are marked-to-market based on the closing price of a CVR as reported by NASDAQ, and the change in the fair value of the CVRs for the reporting period is included in operations.

Interest income and other decreased to $2.2 million for the twelve months ended December 31, 2007 from $3.6 million for the comparable period in 2006. Interest income and other consisted primarily of interest earned on invested cash, the impact of foreign currency charges on intercompany trading accounts and other financing costs.

Minority interest charges represent the net earnings attributable to minority shareholders prior to the closing of the merger between APP and ABI. Subsequent to the merger, no minority interest charges have been recorded. The twelve-month period ended December 31, 2006 included a $11.4 million charge relating to minority interests.

Provision for Income Taxes

For the successor period ended December 31, 2008, we reported an income tax benefit of $26.4 million on a pretax loss from continuing operations of $338.8 million, or an effective benefit rate of 7.8%. This rate differs from the statutory U.S. federal tax rate of 35% due primarily to the inclusion in pretax loss from continuing operations of $365.7 million related to the write-off of in-process R&D costs recognized in accounting for the Merger and a $101.2 million gain related to the change in fair value of the CVRs during the period, which are not included in the determination of taxable income, as well as the effect of state and foreign income taxes.

Tax expense on pretax income from continuing operations for the predecessor period from January 1, 2008 through September 9, 2008 was $40.3 million, an effective rate of 80.9%. This rate differs from the statutory U.S. federal tax rate of 35% due primarily to the inclusion in pretax income from continuing operations of approximately $44.5 million of nondeductible costs incurred by APP and relating to the Merger, as well as the effect of state and foreign income taxes.

Our effective tax rate for the year ended December 31, 2007 was 40.1%. Our tax rate for this period was favorably impacted by a $3.1 million reduction of reserves relating to FIN 48 due to the closure of IRS examinations for the 2004 and 2005 tax years. Excluding the impact of the FIN 48 adjustment, our effective tax rate would have been 42.4%. Our effective tax rate for the year ended December 31, 2006 was 55.4%. This rate included the effects of the addback of non-deductible minority interest of $11.4 million. Without the minority interest, our tax rate would have been 45.0% in 2006. This rate differs from the statutory U.S. federal tax rate of 35% due to non-deductible items associated with the merger between APP and ABI.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents for the three years ended December 31, 2008:

	December 31, 2008	December 31, 2007	December 31, 2006
	(in thousands)
Summary Financial Position:
Cash, cash equivalents and short-term investments	$42,241	$31,788	$39,297

Working capital	$112,281	$216,727	$65,556

Total assets	$4,813,635	$1,077,587	$1,773,721

Total stockholders’ equity (deficit)	$550,724	$(79,771)	$1,033,361

	Combined	Successor	Predecessor
	For the twelve			Twelve Months Ended December 31
	months ended December 31, 2008	July 2 through December 31, 2008	January 1 through September 9, 2008	2007	2006
	(in thousands)
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$39,603	$(37,042)	$105,515	$12,353	$324,977

Purchase of property, plant and equipment	$(37,742)	$(24,703)	$(13,039)	$(86,160)	$(84,486)

Purchase of product license rights and other	$(1,550)	$(750)	$(800)	$(2,862)	$(288,314)

Assets acquired, net of cash	$(3,624,215)	$(3,624,215)	$—	$—	$—

Proceeds from borrowings	$3,733,428	$3,733,428	$—	$1,366,000	$204,500

Capital contribution from parent	$900,000	$900,000	$—	$—	$—

Repayment of long-term debt	$(1,000,000)	$(997,500)	$(2,500)	$(531,000)	$(229,500)

Financing activities	$3,738,444	$3,733,428	$5,016	$66,893	$59,391

Sources and Uses of Cash

Operating Activities

Cash flow from operations has been our primary source of liquidity. Net cash provided by operating activities was a combined $68.5 million for the twelve months ended December 31, 2008 ($37.0 million cash used in the successor period and $105.5 million cash provided in the predecessor period) as compared to cash provided by operations of $12.4 million for the twelve months ended December 31, 2007. The change in cash provided by operating activities for the 2008 period as compared to 2007 was due primarily to lower net earnings which were more than offset by the high levels of non-cash charges and credits that were recognized in the period relating to purchase accounting, including the write-off of in-process research and development (“IPR&D”) and the recognition of the fair value adjustment to inventory in cost of sales as the related goods were sold, as well as the fair market value adjustments to the CVRs.

Net cash provided by operating activities was $12.4 million for the twelve months ended December 31, 2007 as compared to net cash provided of $325.0 million for the same period in 2006. This $312.6 million decrease in cash provided by operating activities for the 2007 period was due primarily to the transfer of assets associated with the spin-off of our proprietary business and the fact that the 2006 period included the receipt of $200.0 million associated with the Abraxane co-promotion agreement with AstraZeneca, and non-cash expenses associated with the prior merger with ABI, which included amortization of merger related intangibles and in-process research and development charges.

Investing Activities

Our investing activities include cash paid for acquisitions, capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure, and outlays to acquire various product or intellectual property rights needed to grow and maintain our business. Cash used in investing activities during the twelve months ended December 31, 2008 was $3,697.3 million ($3,683.5 million cash used in the successor period and $13.8 million cash used in the predecessor period), which included the payments for the acquisition assets of APP, net of cash of $3,624.2 million and the purchase of a manufacturing facility adjacent to our Grand Island facility. Cash used in investing activities for the twelve months ended December 31, 2007 included purchases of property, plant and equipment totaling $86.1 million, including $32.5 million relating to the acquisition of our manufacturing facility in Puerto Rico.

Cash used in investing activities during the twelve months ended December 31, 2007 included approximately $32.5 million relating to the acquisition of our manufacturing facility in Puerto Rico as well as approximately $53.7 million relating to the purchase of property, plant and equipment primarily as investment in our core manufacturing and development capabilities, including the purchase of a manufacturing facility in Phoenix which was distributed to New Abraxis in connection with the separation. Cash used in investing activities for the twelve months ended December 31, 2006 primarily related to the purchase of product rights from AstraZeneca, and the purchase of property, plant and equipment, primarily as investment in the core manufacturing and development capability and the purchase of an aircraft. This was partially offset by $54.5 million of sales of short term municipal variable rate demand notes.

Net cash used for the acquisition of property, plant and equipment totaled $37.7, $86.2 million, and $84.5 million in 2008, 2007, and 2006, respectively. The 2008 decrease versus 2007 was due primarily to the 2007 purchase of an aircraft and increased capital investment in our core manufacturing and development capabilities. Net cash used for the acquisition of product license rights totaled $0 million in both 2008 and 2007, and $328.8 million in 2006.

Financing Activities

Financing activities generally include external borrowings under our credit facility and intercompany borrowing activity with Fresenius and its affiliated companies, and, prior to the Merger, the issuance or repurchase of our common stock and proceeds from the exercise of employee stock options. Net cash provided by financing activities for the twelve months ended December 31, 2008 was $3,738.4 million ($3,733.4 million of cash provided in the successor period and $5.0 million of cash provided in the predecessor period) which reflected the $900.0 million capital contribution received from Fresenius and proceeds from the external and intercompany borrowings incurred to finance the Merger totaling $3,856.2 million, offset by the retirement of pre-merger debt of $997.5 million and Merger-related payments of certain financing costs of $25.5 million.

Net cash provided by financing activities was $66.9 million for the twelve months ended December 31, 2007, which included issuance of $1 billion of debt as a result of the separation, as well as the issuance of other debt of $366.0 million, reduced by repayment of borrowings of $531 million and notes payable of $67 million. The $696.4 million outflow includes $700.0 million of cash was distributed to New Abraxis as part of the separation.

Net cash provided by financing activities was $59.4 million in 2006 which represented an increase in notes payable associated with the AstraZeneca product rights purchase of $72.2 million and proceeds relating to stock transactions of $13.9 million being partially offset by net repayments on borrowings of $25.0 million.

Sources of Financing and Capital Requirements

We have historically financed our operations primarily through cash flow from operations and borrowings under our lines of credit. Capital to expand our business through acquisitions has been provided by Fresenius, our ultimate parent.

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

Additionally, on February 14, 2008, APP entered into interest rate swap agreements with an aggregate notional principal amount of $990 million. Under these agreements, APP paid interest to the counterparty at a fixed rate of 3.04% on the notional amount, and received interest at a variable rate equal to one-month LIBOR. The interest rate swaps were scheduled to expire in February, 2009. APP formally designated these swaps as hedges of its exposure to variability in future cash flows attributable to the LIBOR-based interest payments due on the credit facilities. Accordingly, the interest rate swaps were reported at fair value in the balance sheet and changes in the fair values of the interest rate swaps were initially recorded in accumulated other comprehensive income in the balance sheet and recognized in operations each period when the hedged item impacted results.

All amounts owing under these credit facilities became due and payable and the agreements terminated upon the closing of the Merger on September 10, 2008. The interest rate swap was terminated on September 5, 2008 resulting in a recognized loss of $2.7 million, which is included in interest expense of the predecessor period. There were no penalties associated with the early pay-off of the debt or termination of the interest rate swap agreements.

Fresenius Merger – Credit Agreements

On August 20, 2008 in connection with the September 10, 2008, acquisition of APP, Fresenius entered into a $2.45 billion credit agreement with Deutsche Bank AG, London Branch, as administrative agent, Deutsche Bank AG, London Branch, Credit Suisse, London Branch, and J.P. Morgan plc, as arrangers and book running managers, and the other lenders party thereto (the “Senior Credit Facilities Agreement”) and a $1.3 billion bridge credit agreement with Deutsche Bank AG, London Branch, as the administrative agent, Deutsche Bank AG, London Branch, Credit Suisse, London Branch, and J.P. Morgan plc, as arrangers and book running managers, and the other lenders party thereto (the “Bridge Facility Agreement”) to assist in the funding of the transaction. The $2.45 billion Senior Credit Facilities Agreement includes a $1 billion term loan A, a $1 billion term loan B, and revolving credit facilities of $300 million, which may be increased to $500 million, and $150 million. Proceeds from borrowings under these credit facilities, together with other available funds provided by Fresenius through equity contributions and loans to FKP Holdings and its subsidiaries, were utilized to complete the purchase of APP.

The Senior Credit Facilities Agreement provides APP Pharmaceuticals, LLC, a wholly owned subsidiary of APP, with two term loan facilities: a Tranche A2 Term Loan (“Term Loan A2”) for $500 million and Tranche B2 Term Loan (“Term Loan B2”) for $497.5 million. Proceeds from the borrowings under Term Loans A2 and B2 were used to repay and replace the borrowings outstanding under the Spin-off Credit Agreement Term Loans A and B that were assumed in the Merger. The Senior Credit Facilities Agreement also provides APP Pharmaceuticals, LLC with a $150 million revolving credit facility, which replaces the Spin-off Credit Agreement revolving credit facility. The revolving credit facility includes a $50 million sub-limit for swingline loans and a $20 million sub-limit for letters of credit. The Term Loan A2 and B2 loan facilities mature on September 10, 2013 and September 10, 2014, respectively, and the revolving credit facility expires on September 10, 2013. We incurred and capitalized approximately $25 million in debt issue costs in connection with the Senior Facilities Agreement.

Pursuant to the Senior Credit Facilities Agreement, Fresenius Kabi Pharmaceuticals, LLC (which was merged with and into APP Pharmaceuticals, Inc. upon consummation of the Merger) entered into an intercompany loan with the borrower of the $500 million Tranche A1 Term Loan and the $502.5 million Tranche B1 Term Loan, and an affiliate of FKP Holdings entered into an intercompany loan with the borrower under the $300 million revolving facility under the Senior Credit Facilities Agreement (collectively, the “Senior Intercompany Loans”), the amount, maturity and other financial terms of which correspond to those applicable to the loans provided to such borrowers under the Senior Credit Facilities Agreement described above. The Senior Intercompany Loans are guaranteed by FKP Holdings and certain of its affiliates and subsidiaries and secured by the assets of FKP Holdings, and certain of its affiliates and subsidiaries. The Senior Intercompany Loans provide for an event of default and acceleration if there is an event of default and acceleration under the Senior Credit Facilities Agreement, but acceleration of the

Senior Intercompany Loans may not occur prior to acceleration of the loans under the Senior Credit Facilities Agreement. By entering into a certain Senior Intercompany Loan with Fresenius Kabi Pharmaceuticals, LLC, Fresenius effectively pushed-down its Merger-related term loan borrowings under the Senior Credit Facilities Agreement to the FKP Holdings group. The Senior Intercompany Loans bear interest at a variable rate based on the rates applicable to the corresponding loans under the Senior Credit Facilities Agreement, plus a margin, as discussed below, and are due in 2013 and 2014, as applicable. The balance of the Senior Intercompany Loans outstanding at December 31, 2008 was $1,641.3 million.

Pursuant to the Bridge Facility Agreement, FKP Holdings entered into an intercompany loan (the “Bridge Intercompany Loan”) with an affiliate of FKP Holdings who is the borrower under the Bridge Facility Agreement, the amount, maturity, and other financial terms of which correspond to those applicable to the loans provided to such borrower under the Bridge Facility Agreement. The Bridge Intercompany Loan is guaranteed by certain affiliates and subsidiaries of FKP Holdings and secured by the assets of FKP Holdings and certain of its affiliates and subsidiaries. The Bridge Intercompany Loan provides for an event of default and acceleration if there is an event of default and acceleration under the Bridge Facility Agreement, but acceleration of the Bridge Intercompany Loan may not occur prior to acceleration of the loans under the Bridge Facility Agreement. By entering into the Bridge Intercompany Loan with FKP Holdings, Fresenius effectively pushed-down its Merger-related borrowings under the Bridge Credit Facility Agreement to FKP Holdings. The Bridge Intercompany Loan bears interest at the rate applicable to the corresponding loan under the Bridge Facility Agreement, plus a margin and is due in 2009 or 2015, if extended. The balance of the Bridge Intercompany Loan outstanding at December 31, 2008 was $650 million. In addition, Fresenius SE made two other intercompany loans totaling $456.2 million to FKP Holdings as part of the acquisition. These intercompany loans include fixed interest rates and mature on September 10, 2014. The balance outstanding on these two intercompany loans at December 31, 2008 was $456.2 million.

In connection with the intercompany loans described above, Fresenius also pushed-down to the Company approximately $97.9 million in fees and costs incurred in connection with establishing the Senior Credit Facilities Agreement and Bridge Facilities Agreement, the proceeds of which were used to finance the Merger.

The interest rate on each borrowing under the Senior Credit Facilities Agreement is a rate per annum equal to the aggregate of (a) the applicable margin and (b) LIBOR or EURIBOR for the relevant interest period, subject, in the case of Term Loan B, to a minimum LIBOR or EURIBOR. The applicable margin for Term Loan A Facilities and the Revolving Credit Facilities is variable and depends on the Fresenius Leverage Ratio as defined in the Senior Credit Facilities Agreement.

The Senior Credit Facilities Agreement contains a number of affirmative and negative covenants that are assessed at the Fresenius level and are not separately assessed at APP Pharmaceuticals, LLC.

The obligations of APP Pharmaceuticals, LLC under the Senior Credit Facilities Agreement are unconditionally guaranteed by Fresenius SE, Fresenius Kabi AG, Fresenius ProServe GmbH and APP Pharmaceuticals, Inc. and are secured by a first-priority security interest in substantially all tangible and intangible assets of APP Pharmaceuticals, Inc. and APP Pharmaceuticals, LLC.

On October 6, 2008, the amount available under the Senior Credit Facilities Agreement was increased to approximately $2.95 billion by increasing the amount of the Tranche B1 Term Loan facility by $483.1 million. On October 10, 2008, the full amount of the increase to the Tranche B1 Term Loan facility under the Senior Credit Facilities Agreement was drawn down. These funds, along with an additional $166.9 million (comprised of an additional $50 million drawn on the $300 million revolving credit facility under the Senior Credit Facilities Agreement and $116.9 million drawn on two Fresenius Intercompany loans) were used to repay a portion of the $1.3 billion outstanding under the Bridge Facility Agreement, so that the aggregate amount outstanding under Bridge Facility Agreement, after these repayments, is $650 million.

These changes to the Senior Credit Facilities Agreement and Bridge Credit Facility Agreement were also reflected in the Senior Intercompany Loans and Bridge Intercompany Loan. At the closing of the Merger, the amounts outstanding under the Senior Intercompany Loans and Bridge Intercompany Loan were $1,102.5 million and $1,300.0 million, respectively. In connection with the transactions described above, the balance of the Senior Intercompany Loans was increased by a total of $533.1 million, reflecting the push-down of $483.1 million in additional borrowings under the Tranche B1 Term Loan facility and the $50 million additional draw under the $300 million revolving credit facility. The balance of the Bridge Intercompany Loan was reduced by $650 million and replaced with $533.1 million in additional Senior Intercompany Loans and two Fresenius SE intercompany loans to APP totaling $116.9 million. The repayment of the Bridge Intercompany Loan resulted in the write-off of $13.4 million in related debt issuance costs in the fourth quarter of 2008.

The following is the repayment schedule for Term Loans A2 and B2 and intercompany notes as of December 31, 2008:

Loan Repayments—Cumulative for each calendar year

(in thousands)

	Term Loan A2	Term Loan B2	Intercompany	Total
2009	$37,500	$6,219	$99,892	$143,611
2010	71,500	4,975	81,413	157,888
2011	122,500	4,975	132,414	259,889
2012	150,000	4,975	159,913	314,888
2013	118,500	4,975	128,413	251,888
2014 and thereafter	—	471,381	2,262,388	2,733,769

	$500,000	$497,500	$2,864,433	$3,861,933

The $483.1 million Senior Intercompany Loan borrowing discussed above included a €200 million note with a maturity in 2013. In connection with this borrowing we entered into six intercompany foreign currency swaps totaling €200 million in order to limit our exposure to changes in currency exchange rates on the Euro-denominated note. These agreements begin to mature in June 2009 with the latest maturity on October 2011 and have not been designated as hedging instruments for accounting purposes. During the successor period ended December 31, 2008, we recognized a foreign currency gain of approximately $4.0 million in our other income (expense) related to the change in fair value of these swap agreements. This foreign currency gain was offset by the $5.7 million currency loss we recorded in order to adjust the carrying value of the Euro-denominated note to reflect the December 31, 2008 exchange rate.

On November 3, 2008, we entered into four interest rate swap agreements with Fresenius for an aggregate notional principal amount of $900 million. These agreements require us to pay interest at an average fixed rate of 3.97% and entitle us to receive interest at variable rate equal to three-month LIBOR on the notional amount. The interest rate swaps expire in October 2011 and December 2013. These swaps have been designated as hedges of our exposure to fluctuations in interest payments on outstanding variable rate borrowings due to changes in interest rates (a cash flow hedge). The fair value of these interest rate swap agreements at December 31, 2008 is a liability of $69.3 million, and is included in long-term liabilities in our consolidated balance sheets. From inception through December 31, 2008 we recorded a deferred loss of $32.3 million ($20.3 million, net of taxes), net of tax of $20.3 million, in other comprehensive income (loss) and recognized $0.8 million, which represented the amount of hedge ineffectiveness.

On January 21, 2009, the borrower under the Bridge Facility Agreement, which is an affiliate of Fresenius, issued two tranches of notes in a private placement. The issuer sold $500 million aggregate principal amount of 9% senior notes and €275 million aggregate principal amount of 8 3/4% senior notes. The notes are senior unsecured obligations of the issuer and mature on July 15, 2015. None of FKP Holdings or any of its subsidiaries guaranteed the January notes. Proceeds of the notes issuance were used to repay in full the $650 million outstanding under the Bridge Facility Agreement. Upon the repayment of the bridge loan, the Bridge Intercompany Loan was refinanced and the new intercompany loan is not guaranteed or secured.

The CVRs

In connection with the Merger, each APP shareholder was issued one contingent value right of FKP Holdings. The CVRs are intended to give holders an opportunity to participate in any excess Adjusted EBITDA, as defined in the CVR Indenture, generated during the three years ending December 31, 2010, referred to as the “CVR measuring period,” in excess of a threshold amount. Each CVR represents the right to receive a pro rata portion of an amount equal to 2.5 times the amount by which cumulative Adjusted EBITDA of APP and FKP Holdings and their subsidiaries on a consolidated basis, exceeds $1.267 billion for the three years ending December 31, 2010. The maximum amount payable under the CVR Indenture is $6.00 per CVR. If Adjusted EBITDA for the CVR measuring period does not exceed this threshold amount, no amounts will be payable on the CVRs and the CVRs will expire valueless. The cash payment on the CVRs, if any, will be determined after December 31, 2010, and will be payable June 30, 2011, except in the case of a change of control of FKP Holdings, which may result in an acceleration of any payment. The acceleration payment, if any, is payable within six months after the change of control giving rise to the acceleration payment. Because any amount payable to the holders of CVRs must be settled in cash, the CVRs are classified as liabilities in the consolidated financial statements. The estimated fair value of the CVRs at the date of acquisition was included in the cost of the acquisition. At each reporting date, the CVRs are marked-to-market based on the closing price of a CVR as reported by NASDAQ, and the change in the fair value of the CVR for the reporting period is included in operations.

Assuming the Adjusted EBITDA threshold is met, the maximum amount payable under the CVR Indenture is $979.5 million. Such payment, if any, would be due on June 30, 2011. In the event that such a payment is required, we would likely need to seek financing from either an external source or Fresenius and its affiliates in order to satisfy the obligation.

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

The calculation of Adjusted EBITDA under the CVR Indenture for the year ended December 31, 2008 is as follows (in thousands):

For the year ended December 31, 2008
EBITDA CALCULATION:
Net loss	$(302,902)

Interest expense (net of interest income)	162,848
Income taxes	13,924
Depreciation	19,399
Amortization	443,743

EBITDA	$337,012

Reconciliation to Adjusted EBITDA:
Stock compensation (FAS 123(R))	5,769
Merger and separation related costs	47,749
Puerto Rico costs	23,267
Technology transfer costs	1,079
Change in the value of contingent value rights	(101,216)
Other taxes	868
Loss on sale of fixed assets	82
Consulting fees	200
Foreign currency (gain)/loss	1,562
Other non-cash charges	567

Adjusted EBITDA – per CVR	$316,939

FKP Holdings believes that its presentation of these non-GAAP financial measures is consistent with the requirements of the CVR Indenture and also provides useful supplementary information to help investors in understanding the underlying operating performance and cash generating capacity of the Company. The calculation is based on the interpretation of the definition of Adjusted EBITDA set forth in the CVR Indenture by management of FKP Holdings and the final determination of Adjusted EBITDA under the CVR Indenture is subject to the terms of the CVR Indenture.

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

Capital Requirements

Our future capital requirements will depend on numerous factors, including:

•	the obligations placed upon our company from our credit agreements discussed above, including any debt covenants related to those obligations;

•	working capital requirements and production, sales, marketing and development costs required to support our business;

•	the need for manufacturing expansion and improvement;

•	the transfer of products to our Puerto Rico and Grand Island manufacturing facilities;

•	the requirements related to the settlement of the CVRs in 2011, if any;

•	the requirements of any potential future acquisitions, asset purchases or equity investments; and

•	the amount of cash generated by operations, including potential milestone and license revenue.

We anticipate that available cash and short-term notes receivable, cash generated from operations, and funds available under our credit facility or through borrowings or capital contributions from Fresenius, our parent, will be sufficient to finance our operations, including ongoing product development and capital expenditures for at least the next twelve months. In the event we engage in future acquisitions or capital projects, we may have to raise additional capital through additional borrowings or through additional intercompany debt. Fresenius has committed to the Company that it will provide financial support to FKP Holdings sufficient for it to satisfy its obligations and debt service requirements arising under all existing financing instruments, in connection with the Merger, to which the Company is a party to, as they come due until at least January 1, 2010.

As described above, we are responsible for servicing the debt of $1 billion incurred in connection with the Merger, as well as to pay the principal and interest on the outstanding intercompany debt of $2.9 billion with funds generated by our operations. We expect that our funds generated by operations will be sufficient to satisfy all of our debt obligations. Our ability to meet our debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in customer preferences, the success of product and marketing innovations and pressure from competitors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We may not be able to, at any given time, refinance this debt, sell assets or borrow more money on terms acceptable to us or at all, the failure to do any of which could have adverse consequences for our business, financial condition and results of operations.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and intercompany agreements, and exclude contingent liabilities for which we cannot reasonably predict future payment. The following information summarizes our contractual obligations and other commitments, including credit facilities and operating leases, as of December 31, 2008:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Term Loans A2 and B2 and intercompany loans principal repayments (excluding interest)	$3,861,933	$143,611	$417,777	$566,776	$2,733,769
Operating lease obligations	21,244	7,607	8,259	3,008	2,370

Total	$3,883,177	$151,218	$426,036	$569,784	$2,736,139

Obligations related to interest on debt, the settlement of the Contingent Value Rights and liabilities for uncertain tax positions are not included in the table above because the timing and amount of any required payments cannot be reasonably estimated.

We do not currently have any off-balance sheet arrangements that are material or reasonably likely to be material to our financial position or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in our consolidated financial statements are discussed below. Actual results could vary from these estimates.

Revenue Recognition

Product Revenue Recognition

We recognize revenue from the sale of a product and for contract manufacturing when title and risk of loss have transferred to the customer, collection is reasonably assured and we have no further performance obligation. This is typically when the product is received by the customer. At the time of sale, as further described below, we reduce sales and provide for estimated chargebacks, contractual allowances or customer rebates, product returns and customer credits and cash discounts. We have extensive, internal historical information on chargebacks, rebates and customer returns and credits which we use as the primary factor in determining the related provision and reserve requirements. As further described below, due to the nature of our generic injectable products and their primary use in hospital and clinical settings with generally consistent demand, we believe that this internal historical data, in conjunction with periodic review of available third-party data, provides a reliable basis for such estimates. The methodology we used to estimate and provide for these sales provisions was consistent across all periods presented. Accruals for sales provisions are presented in our financial statements as a reduction of revenue and accounts receivable or, in the case of contractual allowances, an increase in accrued liabilities. We regularly review information related to these estimates and adjust our reserves accordingly if, and when, actual experience differs from estimates.

We periodically review the wholesale supply levels of our more significant products by reviewing inventory reports purchased or available from wholesalers, evaluating our unit sales volumes, and assessing data from third-party market research firms and our periodic visits to wholesaler’ warehouses. Based on this information, we attempt to keep a consistent wholesale stocking level of approximately two- to six-weeks across our hospital-based products. The buying patterns of our customers do vary from time to time, both from customer to customer and product to product, but we do not believe that variances in our historic wholesale stocking levels or speculative buying activity in our hospital-based distribution channels has had a significant impact on our historic sales comparisons or sales provisions.

Sales Provisions

Our sales provisions totaled $1,222.0 million, $1,080.1 million, and $759.9 million for the years ended December 31, 2008, 2007 and 2006, respectively, and related reserves totaled $171.7 million, $125.1 million, and $112.5 million at December 31, 2008, 2007 and 2006, respectively.

Chargebacks

Following industry practice, we typically sell our products to independent pharmaceutical wholesalers at wholesale list price, who, in turn sells our products to an end user, normally a hospital or alternative healthcare facility, at a lower contractual price previously established between us and the end user and us via a group purchasing organization, or GPO. GPOs enter into collective purchasing contracts with pharmaceutical suppliers to secure more favorable product pricing on behalf of their end-user members.

Our initial sale to the wholesaler, and the resulting receivable, are recorded at our wholesale list price. However, as our agreements with our wholesalers specify that they are entitled to a credit for the difference between the wholesale list price and the lower end-user contract price, we reduce reported sales and receivables by the difference between the wholesale list price and the estimated end-user contract price by recording a chargeback provision and reserve at the time of sale. When the wholesaler ultimately sells the product to the end user at the end-user contract price, the wholesaler charges us, via a chargeback, for the difference between the wholesale list price and the end-user contract price and such chargeback is offset against the chargeback reserve established at the time of sale. On a monthly basis, we compare our recorded chargeback reserve to our estimate of the net proceeds we will realize from the wholesaler based on the estimated ending wholesale units in the distribution channel pending chargeback and the estimated end-user selling price of those units and adjust the chargeback provision as necessary.

The determination of the estimated provision for chargebacks and the related reserve requires us to make significant estimates and judgments. The most significant estimates inherent in the measurement of the initial chargeback provision relate to the proportion of wholesale units that will ultimately be sold to an end-user with a lower-price contractual relationship with us, and the ultimate end-user contract-selling price we will realize when those units are sold. We base our estimates of these factors primarily on internal, product-specific sales and chargeback processing experience, estimated wholesaler inventory stocking levels, current contract pricing, IMS data and our expectation for future contract pricing changes. In our monthly assessment of the adequacy of our recorded chargeback reserve, we consider these same factors in estimating the ending wholesale units in the distribution channel pending chargeback and the net proceeds we will realize from the wholesaler. The amount of product in the channel is comprised of product at the distributor and product that the distributor has sold to an end-user, but has yet to report as end user sales. Accordingly, in estimating the ending wholesale units in the distribution channel pending chargeback, we also must make assumptions about the time lag between the date the product is sold to the wholesaler and the date the wholesaler sells the product to the end-user customer, and between the sale date and the date that sale is reported to us enabling us to process the chargeback. Physical inventory in the channel is estimated based on evaluation of our monthly sales to our wholesalers and our knowledge of inventory turnover at our major wholesalers. We estimate end user sales made but not yet reported to us based on a historical average number of days to process a chargeback from the date of the end user sale. Our estimate of the chargeback provision and reserve could also be impacted by a number of market conditions that are beyond our control, including: competitive pricing, competitive products and changes impacting demand in both the distribution channel and at the level of the healthcare provider. We regularly review information related to these estimates and adjust our provisions and reserves accordingly if, and when, actual experience differs from our estimates.

Our net chargeback reserve totaled $143.3 million and $101.2 million at December 31, 2008 and 2007, respectively. Due to information constraints in the distribution channel, it has not been practical, and has not been necessary, for us to capture and quantify the impact of current versus prior year activity on the chargeback provision. Information constraints within the distribution channel primarily relate to our inability to track product through the channel on a unit or specific lot basis. In addition, for the most part, we do not receive information from our customers with respect to the level of their sales that are subject to chargeback. The lack of information on a specific lot basis precludes us from tracking actual chargeback activity to the period of our initial sale. As a result, we rely on internal data, external IMS data and management estimates in order to estimate the amount of product in the channel subject to future chargeback. We also review current year chargeback activity to determine whether material changes in the provision relate to prior period sales; such changes have not been material to our statements of operations. A one percent decrease in our estimated end-user contract-selling prices would reduce total revenue for the year ended December 31, 2008 by $0.9 million and a one percent increase in wholesale units pending chargeback at December 31, 2008 would decrease total revenue for the year ended December 31, 2008 by $1.1 million.

Contractual Allowances, Returns and Credits, Cash Discounts and Bad Debts

Contractual allowances, which generally consist of rebates or administrative fees, are offered to certain wholesale customers, GPOs and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees due to customers may generally occur between one and fifteen (15) months from date of sale. We establish a general reserve for contractual allowances at the time of sale based on the historical relationship between sales and such allowances. Upon receipt of a request for credit, we establish a specific liability for the fees or rebates due to the customer based on the specific terms of each agreement. Contractual allowances are reflected in the consolidated financial statements as a reduction of revenue and as a current accrued liability. Our reserve for contractual allowances totaled $15.7 million and $10.1 million at December 31, 2008 and 2007, respectively. A one percent increase in the estimated rate of contractual allowances to total revenue at December 31, 2008 would decrease net revenues by $1.1 million at that point in time.

Consistent with industry practice, our return policy permits our customers to return products within a window of time before and after the expiration of product dating. We provide for product returns and other customer credits at the time of sale by applying historical experience factors, generally based on our historic data on credits issued by credit type or product, relative to related sales and we provide specifically for known outstanding returns and credits in the period in which they become known. The accrual for customer credits and product returns is presented in the consolidated financial statements as a reduction of revenue and accounts receivable. Our reserve for customer credits and product returns totaled $6.5 million and $8.8 million at December 31, 2008 and 2007, respectively. At December 31, 2008, a one percent increase in the estimated reserve requirements for customer credits and product returns would have decreased total revenue for the year ended December 31, 2008 by $1.7 million.

We generally offer our customers a standard cash discount on our hospital-based products for prompt payments and, from time-to-time, may offer an additional discount and/or extended terms in support of product launches or other promotional programs. A provision for cash discounts is established at the time of sale based on the terms of sale and adjusted for historical experience factors on the level of cash discount taken. The accrual for customer discounts is presented in the consolidated financial statements as a reduction of revenue and accounts receivable.

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

We routinely review our inventory and establish reserves when the cost of the inventory is not expected to be recovered or the cost of a product exceeds estimated net realizable value. In instances where inventory is at or approaching expiration, is not expected to be saleable based on our quality and control standards or is selling for a price below cost, we reserve for any inventory impairment based on the specific facts and circumstances. Provisions for inventory reserves are reflected in the consolidated financial statements as an element of cost of sales; inventories are presented net of related reserves.

Expense Recognition

Cost of sales represents the costs of the products that we have sold and consists of the costs of labor, raw materials, components, packaging, quality assurance and quality control, shipping and manufacturing overhead, as well as the cost of finished products purchased from third parties. In addition, for the years ended December 31, 2008 and 2007, cost of sales included amortization of product rights purchased in June 2006 of $11.0 million and $16.4 million, respectively. The year ended December 31, 2008 also included a $45.5 million charge related to the recognition of the write-up of finished goods inventories in connection with the merger as those products were sold.

Research and development costs are expensed as incurred or as goods are consumed and consist primarily of salaries and other personnel-related expenses, as well as depreciation of equipment, allocable facility costs, raw material and production expenses and contract and consulting fees. Research and development costs also include costs associated with our Puerto Rico activities prior to commercial production.

Selling, general and administrative expenses consist primarily of salaries, commissions and other personnel-related expenses, as well as costs for travel, trade shows and conventions, promotional material and catalogs, advertising and promotion, facilities, risk management and professional fees.

Stock-Based Compensation

Effective with the September 10, 2008 Merger with Fresenius, all APP restricted stock units and all “in the money” APP stock options were accelerated and became immediately 100% vested and were exercised in accordance with the terms of the Merger Agreement. “In the money” stock options were stock options with an exercise price less than the cash consideration of $23.00, plus the maximum CVR payment. All “out of the money” APP stock options, which were stock options with an exercise price more than the combination of cash consideration of $23.00 plus the maximum of the CVR payment, were cancelled at the closing of the Merger.

Prior to the merger and subsequent plan termination, our Predecessor accounted for stock based compensation in accordance with FAS 123(R), “Share-based Payment,” which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value. Effective January 1, 2006, our Predecessor adopted the provisions of FAS 123R ) using a modified version of retrospective application. As a result, stock-based employee compensation for options has been recorded as an expense based on the fair value method under FAS 123(R) and using the straight-line attribution method to recognize share-based compensation expense over the vesting period of the award.

To determine stock-based compensation, we used the Black-Scholes option pricing model to estimate the fair value of options granted under share-based compensation plans. The Black-Scholes option pricing model requires us to estimate a variety of factors, including the applicable risk-free rate, the expected term of the option, the volatility of our common stock and the forfeiture rate. The risk-free rate of interest for the average contractual life of an option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is zero as APP did not anticipate paying any dividends. The expected term of awards granted is based upon the historical exercise patterns of the participants in APP’s plans and the expected volatility is based on the historical volatility of APP’s stock over the expected term of the award. Compensation expense related to awards of restricted stock units is based upon the market price on the date of grant of the shares for which vested units may be exchanged.

Following the Merger, we have terminated our stock-based compensation programs.

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

In determining our current income tax provision, we assess temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. When we maintain deferred tax assets, we must assess the likelihood that these assets will be recovered through adjustments to future taxable income. To the extent we believe recovery is not likely, we establish a valuation allowance. We record an allowance reducing the asset to a value we believe will be recoverable based on our expectation of future taxable income. The accounting estimate related to the valuation allowance is susceptible to change from period to period as it requires management to make assumptions about our future income over the lives of the deferred tax assets. Forecasting future income requires us to use judgment. In estimating future income, we use our internal operating budgets and long-range planning projections. We develop our budgets and long-range projections based on recent results, trends, economic and industry forecasts influencing our performance, and planned timing of new product launches, among other factors. Significant changes in the expected realization of the deferred tax asset would require that we adjust the valuation allowance applied against the gross value of our total deferred tax assets, resulting in a change to net income.

As of December 31, 2008, we estimated that it is not likely that we will generate future taxable income in certain jurisdictions in which we have cumulative net operating losses and, therefore, we have provided a valuation allowance against the related deferred tax assets. Specifically, in August 2008, our Predecessor determined that it could not conclude that it was more likely than not that tax benefits related to carryovers of net operating losses in Puerto Rico would be realized. Accordingly, APP recorded a valuation allowance of $1.0 million. This amount represents the entire deferred tax asset resulting from the Puerto Rican loss carryovers.

Our company is subject to tax audits in numerous jurisdictions in the U.S. as well as in Canada and Puerto Rico. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, we are subject to challenges from the IRS and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. Prior to fiscal 2007, our Predecessor recognized income tax accruals related to uncertain tax positions based upon Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.” In fiscal 2007, our Predecessor adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” Under FIN 48, the benefits of tax positions that are more likely than not of being sustained upon audit based on the technical merits of the tax position are recognized in the consolidated financial statements; positions that do not meet this threshold are not recognized. For tax positions that are at least more likely than not of being sustained upon audit, the largest amount of the benefit that is more likely than not of being sustained is recognized in the consolidated financial statements.

In evaluating our unrecognized tax positions, we consider a variety of factors, including the technical merits of our tax positions, new and changing interpretations of tax laws and regulations, and the status of any pending or potential examinations of our tax returns by the applicable tax authorities. Through the date of the Merger, APP and its subsidiaries filed income tax returns in the US Federal jurisdiction, Canada, Puerto Rico, and various state jurisdictions. APP is currently under state income tax examinations in California, Illinois, Massachusetts and North Carolina for various tax years. Although not currently under examination or audit, APP’s US federal income tax returns for calendar years 2006 and 2007, its Canadian income tax returns for the 2005 through 2007 tax years, its Puerto Rican income tax returns for the 2006 and 2007 tax years and its state income tax returns for the 2003 through 2007 tax years remain open for possible examination by the appropriate governmental agencies. APP has received notice of intent of the Internal Revenue Service to examine its federal income tax return for the year ended December 31, 2006. The examination began in the third quarter of 2008. There are no other open federal, state, or foreign government income tax audits at this time.

As of December 31, 2008, the total amount of gross unrecognized tax benefits, which are reported in other liabilities in our consolidated balance sheet, was $2.7 million. This entire amount would impact goodwill, if recognized. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes. For the twelve months ended December 31, 2008, $0.3 million of such interest was accrued.

Acquisitions

Our consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition. We account for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Amounts allocated to acquired in-process research and development (IPR&D) are expensed at the date of acquisition. When we acquire net assets that do not constitute a business under generally accepted accounting principles in the U.S. (GAAP), no goodwill is recognized.

The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. Accordingly, for significant items, we typically obtain assistance from third-party valuation specialists. The valuations are based on information available near the acquisition date and reflect management’s estimates of future cash flows and discount rates selected to reflect the risks inherent in the future cash flows. Estimates of future cash flows expected to be generated by the Company’s products, both developed and in-process, are based on recent results, operating budgets, planned product development activities and technical, legal, regulatory, economic and industry forecasts impacting long-range projections of market performance.

Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. For example, the useful life of the right associated with a pharmaceutical product’s exclusive patent will be finite and will result in amortization expense being recorded in our results of operations over a determinable period. However, the useful life associated with a brand that has no patent protection but that retains, and is expected to retain, a distinct market identity could be considered to be indefinite and the asset would not be amortized. Management determines the estimated useful life assigned to intangible assets based on the nature of the asset, the term of applicable contractual or legal rights, the expected period of use or benefit and other relevant factors. The Company amortizes all of its identifiable intangible assets with finite lives over their expected period of benefit using the straight-line method. In determining the appropriate amortization period and method for developed product technology, management considers, among other things, the nature of the products, the anticipated timing of cash flows and the relatively high barriers to entry for competition due to the complex development and manufacturing processes, as well as the risk profile and ease of use of the related products. Based on these factors, management establishes expectations regarding the likelihood that new competing products will enter the market, the timing of such competition and the Company’s ability to protect the market positions of its products and preserve their useful lives.

We amortize our developed product technology intangibles over 20 years using the straight-line method as we believe that these products will generate future cash flows over at least a 20 year period and absent the introduction of new competing products will remain relatively stable. However, we cannot predict with certainty the likelihood that new competing products will enter the market, the timing of such competition or the Company’s ability to protect the market positions of its products and preserve their useful lives. In the event that we experience stronger or more rapid competition or other events that change the market positions of our products, we may need to accelerate the amortization of our developed product technology intangibles or to recognize an impairment charge.

Impairment of long-lived assets

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to perform impairment tests related to the carrying value of our goodwill on an annual basis, which we perform on October 1, and whenever events or changes in circumstances suggest that it is more likely than not that the fair value of our reporting units is below their carrying values. We completed our 2008 annual test of the carrying value of goodwill on October 1, 2008, and determined that there was no impairment based on the proximity of our annual testing date to the September 10, 2008 acquisition date of APP.

In addition, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of events or circumstances that may be indicative of impairment include:

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

The value of intangible assets is determined primarily using the “income method,” which starts with a forecast of all expected future net cash flows. Accordingly, the potential for impairment for intangible assets may exist if actual revenues are significantly less than those initially forecasted or actual expenses are significantly more than those initially forecasted. Some of the more significant estimates and assumptions inherent in the intangible asset impairment assessment process include: the amount and timing of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry as well as expected changes in standards of practice for indications addressed by the asset.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FAS No. 142-3 will have on its financial statements.

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

Our Predecessor adopted SFAS No. 157, “Fair Value Measurements,” on January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 essentially redefines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements and the effects of its adoption were determined by the types of instruments carried at fair value in our financial statements at the time of adoption as well as the methods utilized to determine their fair values prior to adoption. Our Predecessor applied the fair value measurement guidance of SFAS No. 157 in the valuation of its interest rate swap, which it entered into on February 14, 2008 and settled in September 2008 prior to the completion of the Merger. Refer to Note 11 – Fair Value Measurements.

Our Predecessor adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” on January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are recognized in earnings at each subsequent reporting date. The adoption of this new standard on January 1, 2008 did not impact the accompanying consolidated financial statements, as the fair value option was not elected for any of the instruments existing as of the adoption date.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). These new standards will significantly change the accounting for and reporting of business combination transactions and non-controlling (minority) interests in consolidated financial statements. SFAS 141R and SFAS 160 are required to be adopted simultaneously and will be effective for business combination transactions completed and non-controlling (minority) interests created on or after January 1, 2009.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with changes in interest rates and foreign currency exchange rates. Interest rate changes affect primarily our short-term advances to our parent and its affiliates and our debt obligations. Changes in foreign currency exchange rates can affect our operations outside of the United States.

Foreign Currency Risk: We have operations in Canada and Puerto Rico; however, both revenue and expenses of those operations are typically denominated in the currency of the country of operations, providing a partial natural hedge. Nonetheless, our Canadian subsidiary is reflected in our consolidated financial statements in U.S. dollars and can be impacted by foreign currency exchange rate fluctuations through both (i) translation risk, which is the risk that the financial statements for a particular period or as of a certain date may be impacted based on the prevailing exchange rates of the various currencies against the U.S. dollar, and (ii) transaction risk, which is the risk that the U.S. dollar equivalent of transactions denominated in currencies other than the subsidiary’s functional currency may vary according to currency fluctuations.

With respect to translation risk, even though there may be fluctuations in the functional currencies of our subsidiaries against the U.S. dollar, which may impact comparisons with prior periods, the translation impact is included in accumulated other comprehensive income, a component of stockholders’ equity, and does not affect the underlying results of operations. Gains and losses related to transactions denominated in a currency other than the local currency of the countries in which our non-U.S. subsidiaries operate are included in the consolidated statements of operations.

On October, 10, 2008, Fresenius borrowed $483.1 million under its newly increased Senior Credit Facilities Agreement and advanced the proceeds to us through a mirror intercompany loan. The Term B1 note included in this borrowing and related intercompany loan was a euro-denominated €200 million note with a maturity in 2013. In connection with this foreign currency denominated loan, the Company entered into six foreign currency swaps with Fresenius with a total notional amount of €200 million. These swaps had a fair value of approximately $4.1 million as of December 31, 2008. Hedge accounting is not being applied to these foreign exchange contracts. Accordingly, the fair values of these foreign exchange swaps are recognized as assets or liabilities as appropriate, and changes in their fair values are recognized in earnings and offset the change in fair value of the underlying denominated loan. These swaps begin to mature in June 2009 with the latest maturity being in October 2011. At December 31, 2008, we recognized foreign currency gain in our other income and expense category of approximately $4.1 million related to the change in the fair value of the swap contracts. This foreign currency gain was offset by the $5.7 million foreign currency transaction loss on the denominated debt as a result of the movement in exchange rates through December 31, 2008.

Investment Risk: The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our activities without increasing risk. Since our merger with Fresenius, we use its cash management system to invest excess cash not needed for current operations. Accordingly, our investments at December 31, 2008 consist solely of short-term notes receivable received in exchange for our cash deposits with Fresenius.

On December 29, 2008, we received two short-term notes receivable totaling $33.8 million ($26.1 million and $7.7 million, respectively) from Fresenius in exchange for a short-term cash deposit. The $26.1 million and $7.7 million notes receivable became due and payable on January 2, 2009 and January 8, 2009, respectively. The interest rates on the notes receivable were 2.1% and 1.0%, respectively, and were set based on lender country’s LIBOR rate plus 0.5%. These two loans were repaid at maturity and are reflected as notes receivable from parent in the accompanying consolidated balance sheet at December 31, 2008.

Interest Rate Risk: We are also exposed to changes in interest rates on our variable rate borrowings. As of December 31, 2008, $997.5 million was outstanding on our credit facility and we had approximately $2,864.4 million of outstanding intercompany loans. If the interest rates on our outstanding borrowings were to increase by 1%, our interest expense would increase $38.0 million based on our outstanding debt balances at December 31, 2008.

On November 3, 2008, we entered into four interest rate swap agreements with Fresenius with an aggregate notional principal amount of $900 million. These agreements require us to pay interest at an average fixed rate of 3.97% and entitle us to receive interest at a variable rate equal to three-month LIBOR on the notional amount. The interest rate swaps expire in October 2011 and December 2013. These swaps have been designated as hedges of our exposure to fluctuations in interest payments on outstanding variable rate borrowings due to changes in interest rates (a cash flow hedge). The fair value of these interest rate swap agreements at December 31, 2008 is a liability of $69.3 million, and is included in long-term liabilities in our consolidated balance sheets. From inception through December 31, 2008 we recorded a deferred loss of $32.3 million, net of tax of $20.3 million, in other comprehensive income (loss) and recognized $0.8 million in operations, which represented the amount of hedge ineffectiveness.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors

Fresenius Kabi Pharmaceuticals Holding, Inc.:

We have audited the accompanying consolidated balance sheets of Fresenius Kabi Pharmaceuticals Holding, Inc. and subsidiaries (the Company) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the period from July 2, 2008 through December 31, 2008, and the consolidated statements of operations, stockholders’ equity (deficit) and cash flows of APP Pharmaceuticals, Inc. and subsidiaries (formerly known as Abraxis BioScience, Inc.) (the “Predecessor”) for the period from January 1, 2008 through September 9, 2008. Our audit also included the 2008 financial statement schedule included in the Index at Item 15(a). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fresenius Kabi Pharmaceuticals, Inc. and subsidiaries at December 31, 2008, and the results of their operations and their cash flows for the period from July 2, 2008 through December 31, 2008, in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Predecessor’s operations and their cash flows for the period from January 1, 2008 through September 9, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related 2008 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective September 10, 2008, the Company acquired all of the outstanding stock of the Predecessor in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the period after the acquisition is presented on a different basis than that for the periods before the acquisition and, therefore, is not comparable.

/s/ KPMG

Chicago, Illinois

February 18, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors

APP Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of APP Pharmaceuticals, Inc. and subsidiaries (previously known as Abraxis BioScience, Inc.) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. Our audits also included the financial statement schedule included in the Index at Item 15(a) for the years ended December 31, 2007 and 2006. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of APP Pharmaceuticals, Inc. and subsidiaries at December 31, 2007, and the consolidated results of their operations and their cash flows for for the years ended December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois

March 17, 2008

Fresenius Kabi Pharmaceuticals Holding, Inc.

Consolidated Balance Sheets

	Successor December 31, 2008	Predecessor December 31, 2007
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$8,441	$31,788
Note receivable from parent	33,800	—
Accounts receivable, net	86,646	85,209
Inventories	170,354	149,191
Prepaid expenses and other current assets	19,876	13,531
Current receivables from related parties	—	6,996
Income taxes receivable	30,695	—
Deferred income taxes	10,712	17,109

Total current assets	360,524	303,824
Property, plant and equipment, net	150,693	132,528
Intangible assets, net	536,500	463,154
Goodwill	3,669,677	160,239
Deferred financing costs and other non-current assets, net	96,241	17,842

Total assets	$4,813,635	$1,077,587

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$38,777	$36,502
Accrued liabilities	65,855	45,595
Current portion of long-term debt	43,719	5,000
Current portion of intercompany debt	99,892	—

Total current liabilities	248,243	87,097

Long-term debt	953,781	995,000
Long-term interest payable	13,851	—
Deferred income taxes, non-current	84,638	71,011
Fair value of interest rate swaps with Parent Company	65,377	—
Intercompany note payable to Parent Company	2,764,541	—
Intercompany due to Parent Company	72,293	—
CVR payable	57,138	—
Other non-current liabilities	3,049	4,250

Total liabilities	4,262,911	1,157,358

Stockholders’ equity (deficit):
Common stock - $0.001 par value; 1,000 and 350,000,000 shares authorized in 2008 and 2007; 1,000 and 160,069,196 shares issued and outstanding in 2008 and 2007	—	160
Additional paid-in capital	900,019	(96,357)
(Accumulated deficit) retained earnings	(312,445)	13,715
Accumulated other comprehensive (loss) income	(36,850)	2,711

Total stockholders’ equity (deficit)	550,724	(79,771)

Total liabilities and stockholders’ equity (deficit)	$4,813,635	$1,077,587

See accompanying notes to consolidated financial statements

Fresenius Kabi Pharmaceuticals Holding, Inc.

Consolidated Statements of Operations

	(Successor)	(Predecessor)	(Predecessor)
	July 2 through December 31	January 1 through September 9
			Year ended December 31,
	2008		2007	2006
	(in thousands)
Net revenue	$280,836	$495,797	$647,374	$583,201
Cost of sales	173,074	247,637	332,046	288,079

Gross profit	107,762	248,160	315,328	295,122
Operating expenses:
Research and development	16,352	35,133	46,497	27,787
Selling, general and administrative	31,374	62,896	90,229	80,669
Write-off of merger related in-process research and development	365,700	—	—	22,330
Amortization of merger-related intangibles	11,209	10,283	15,418	10,926
Other merger related costs	2,529	44,220	—	12,613
Separation related costs	142	2,239	3,024	—

Total operating expenses	427,306	154,771	155,168	154,325

(Loss) income from operations	(319,544)	93,389	160,160	140,797
Interest expense	(119,275)	(45,124)	(25,162)	(9,186)
Change in the fair value of contingent value rights	101,216	—	—	—
Interest income and other income (expense), net	(1,233)	1,593	2,182	3,557
Minority interests	—	—	—	(11,383)

(Loss) income from continuing operations before income taxes	(338,836)	49,858	137,180	123,785
Provision (benefit) for income taxes from continuing operations	(26,391)	40,315	55,001	68,559

(Loss) income from continuing operations	(312,445)	9,543	82,179	55,226
Loss from discontinued operations, net of taxes	—	—	(47,821)	(102,123)

Net (loss) income	$(312,445)	$9,543	$34,358	$(46,897)

The composition of stock-based compensation from continuing operations included above is as follows:
Cost of sales	$—	$1,275	$2,502	$2,668
Research and development	—	436	602	554
Selling, general and administrative	19	4,039	8,977	7,902

	$19	$5,750	$12,081	$11,124

See accompanying notes to consolidated financial statements

Fresenius Kabi Pharmaceuticals Holding, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2008, 2007 and 2006

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
	(in thousands, except share data)
Predecessor:

Balance, January 1, 2006	—	—	—	—	164,992,101	$165	$71,240	$51,380	$1,629	(6,646,398)	$(56,274)	$68,140

Effect of merger between APP and ABI	—	—	—	—	—	—	979,245	—	—	—	—	979,245
Exercise of stock options	—	—	—	—	643,578	1	7,975	—	—	—	—	7,976
Issuance of stock for employee retirement and stock purchase plan	—	—	—	—	157,792	—	3,274	—	—	—	—	3,274
Unvested restricted stock and stock options forfeited	—	—	—	—	(5,449)	—	—	—	—	—	—	—
Issuance of vested stock	—	—	—	—	140,112	—	(41)	—	—	—	—	(41)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(58,718)	(1,467)	(1,467)
Stock compensation expense	—	—	—	—	—	—	19,436	—	—	—	—	19,436
Tax benefit of stock compensation plans	—	—	—	—	—	—	4,067	—	—	—	—	4,067
Comprehensive income:
Net loss	—	—	—	—	—	—	—	(46,897)	—	—	—	(46,897)
Unrealized loss on available- for-sale securities, net of tax	—	—	—	—	—	—	—	—	(1,089)	—	—	(1,089)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	717	—	—	717

Comprehensive (loss)	—	—	—	—	—	—	—	—	—	—	—	(47,269)

Balance, December 31, 2006	—	—	—	—	165,928,134	$166	$1,085,196	$4,483	$1,257	(6,705,116)	$(57,741)	$1,033,361

Distribution of New Abraxis	—	—	—	—	—	—	(1,173,518)	(25,043)	(773)	—	—	(1,199,334)
Exercise of stock options	—	—	—	—	439,325	—	3,450	—	—	—	—	3,450
Issuance of stock for employee retirement and stock purchase plan	—	—	—	—	220,010	—	3,801	—	—	—	—	3,801
Unvested restricted stock and stock options forfeited	—	—	—	—	127,375	—	(2,611)	—	—	—	—	(2,611)
Retirement of common stock	—	—	—	—	—	—	—	(83)	—	—	—	(83)
Purchase/(retirement) of treasury stock	—	—	—	—	(6,689,148)	(6)	(57,735)	—	—	6,705,116	57,741	—
Legal settlement	—	—	—	—	43,500	—	14,763	—	—	—	—	14,763
Stock compensation expense	—	—	—	—	—	—	28,136	—	—	—	—	28,136
Tax benefit of stock compensation plans	—	—	—	—	—	—	1,083	—	—	—	—	1,083
Tax benefit of licensing agreement	—	—	—	—	—	—	1,078	—	—	—	—	1,078
Comprehensive income:
Net income	—	—	—	—	—	—	—	34,358	—	—	—	34,358
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	(460)	—	—	(460)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	2,687	—	—	2,687

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	36,585

Balance, December 31, 2007	—	—	—	—	160,069,196	$160	$(96,357)	$13,715	$2,711	—	—	$(79,771)

Fresenius Kabi Pharmaceuticals Holding, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)—(Continued)

Years Ended December 31, 2008, 2007 and 2006

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
	(in thousands, except share data)
Predecessor:

Balance, December 31, 2007	—	—	—	—	160,069,196	$160	$(96,357)	$13,715	$2,711	—	—	$(79,771)

Exercise of stock options	—	—	—	—	849,853	1	7,431	—	—	—	—	7,431
Unrestricted stock vesting and stock options forfeited	—	—	—	—	68,149	—	46	—	—	—	—	46
Stock compensation expense	—	—	—	—	—	—	5,276	—	—	—	—	5,276
Unvested restricted stock under RSU II plan	—	—	—	—	—	—	1,596	—	—	—	—	1,596
Tax benefit of disqualifying disposition	—	—	—	—	—	—	1,509	—	—	—	—	1,509
Comprehensive income:	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	9,543	—	—	—	9,543
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(2,302)	—	—	(2,302)
Comprehensive income	—	—	—	—	—	—	—	—	— —	—	—	7,241
Predecessor:

Balance, September 9, 2008	—	—	—	—	160,987,198	$161	$(80,499)	$23,258	$409	—	—	$(56,671)

Successor:

Balance, July 2, 2008	—	—	—	—	—	—	—	—	—	—	—	—

Capital contribution from Fresenius Kabi AG	—	—	—	—	1,000	—	900,000	—	—	—	—	900,000
Stock compensation expense	—	—	—	—	—	—	19	—	—	—	—	19
Comprehensive income:
Net Loss	—	—	—	—	—	—	—	(312,445)	—	—	—	(312,445)
Unrealized loss on Intercompany interest rate swap, net of tax	—	—	—	—	—	—	—	—	(32,338)	—	—	(32,338)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(4,512)	—	—	(4,512)
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(349,295)

Balance, December 31, 2008	—	—	—	—	1,000	$—	$900,019	$(312,445)	$(36,850)	—	—	$550,724

See accompanying notes to consolidated financial statements

Fresenius Kabi Pharmaceuticals Holding, Inc.

Consolidated Statements of Cash Flows

	(Successor)	(Predecessor)
	July 2 through December 31 2008	January 1 through September 9 2008	Year Ended December 31,
			2007	2006
	(in thousands)
Cash flows from operating activities:
Net (loss) income from continuing operations	$(312,445)	$9,543	$82,179	$55,226
Net loss from discontinued operations, net of taxes	—	—	(47,821)	(102,123)

Net (loss) income	(312,445)	9,543	34,358	(46,897)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	6,896	12,503	28,460	19,108
Amortization	24	1,633	1,796	1,608
Amortization of product rights	17	10,960	16,440	8,220
Amortization of merger related inventory step-up	45,465	—	—	12,480
Merger related research and development charge	365,700	—	—	105,777
Amortization of merger related intangibles	11,208	10,284	50,811	38,275
Amortization of loan fees	19,727	—	—	—
Change in the fair value of contingent value rights	(101,216)	—	—	—
Write-off of pre-merger deferred financing fees	12,241	—	—	—
Stock-based compensation	19	5,749	28,598	35,023
Non-cash issuance for legal expenses	—	—	14,763	—
Loss on disposal of property, plant and equipment	19	87	797	189
Excess tax benefit from stock-based compensation	—	(493)	(1,083)	(4,067)
Unrealized foreign currency loss	1,527	—	—	—
Stock option grants/forfeitures	—	(328)	(2,611)	—
Deferred income taxes	(3,270)	(2,054)	(10,142)	(83,199)
Minority interest	—	—	—	11,383
Equity in net income of Drug Source Company, LLC, net of dividends received	—	—	(3,291)	(2,776)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,253)	5,816	(42,199)	(22,816)
Inventories	11,181	(32,344)	(12,165)	(42,998)
Prepaid expenses and other current assets	5,045	(1,460)	(7,900)	(2,004)
Non-current receivables (due to) from related parties	—	37,223	(6,997)	610
Deferred revenue	—	—	(33,945)	178,956
Minimum royalties payable	—	—	(984)	(3)
Amounts (due to) from officer/stockholder	—	—	—	(1,255)
Other non-current liabilities	—	314	2,607	(310)
Income taxes payable	(44,970)	6,696	(80,031)	73,062
Accounts payable and accrued expenses	(46,957)	41,386	35,071	46,611

Net cash (used in) provided by operating activities	(37,042)	105,515	12,351	324,977
Cash flows from investing activities:
Purchases of property, plant and equipment	(24,703)	(13,039)	(86,160)	(84,486)
Purchases of other non-current assets	(750)	(800)	(2,862)	(13,972)
Purchase of product rights	—	—	—	(328,797)
Debt issued to related parties	(33,800)	—	—	—
Net sale (purchase) of short-term investments	—	—	—	54,455
Assets acquired, net of cash	(3,624,215)	—	—	—

Net cash (used in) investing activities	(3,683,468)	(13,839)	(89,022)	(372,800)
Cash flows from financing activities
Proceeds from the exercise of stock options	—	7,815	3,450	7,975
Proceeds from issuance from debt	3,856,451	—	1,366,000	204,500
Proceeds from the sale of stock under employee retirement and stock purchase plan	—	—	3,801	3,274
Notes payable	—	—	(66,735)	72,248
Excess tax benefit from stock-based compensation	—	493	1,083	4,065
Repayment of borrowings	(997,500)	(2,500)	(531,000)	(229,500)
Payment of deferred financing costs excluding amount paid by Fresenius	(25,523)	(792)	(13,275)	(1,704)
Equity contribution from Fresenius	900,000	—	—	—
Retirement of treasury stock	—	—	—	(1,467)
Separation asset transfer	—	—	(696,431)	—

Net cash provided by financing activities	3,733,428	5,016	66,893	59,391
Effect of exchange rates on cash	(4,477)	(2,283)	2,267	(1,089)

Net increase (decrease) in cash and cash equivalents	8,441	94,409	(7,509)	10,479
Cash and cash equivalents, beginning of period	—	31,788	39,297	28,818

Cash and cash equivalents, end of period	$8,441	$126,197	$31,788	$39,297

	(Successor)	(Predecessor)
	July 2 through December 31 2008	January 1 through September 9 2008	Year Ended December 31,
			2007	2006
Supplemental disclosure of cash flow information:
Cash paid for interest	53,924	47,008	$17,552	$13,165
Cash paid for income taxes, net of refunds	6,135	45,270	122,501	33,490

See accompanying notes to consolidated financial statements

Fresenius Kabi Pharmaceuticals Holding, Inc.

Notes to Consolidated Financial Statements

December 31, 2008

1. Description of Business and Basis of Presentation

We are an integrated pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products. We believe that we are the only company with a primary focus on the injectable oncology, anti-infective and critical care markets. We believe that we offer one of the most comprehensive injectable product portfolios in the pharmaceutical industry. We manufacture products in each of the three basic forms in which injectable products are sold: liquid, powder and lyophilized, or freeze-dried.

Our products are generally used in hospitals, long-term care facilities, alternate care sites and clinics within North America. Unlike the retail pharmacy market for oral products, the injectable pharmaceuticals marketplace is largely made up of end users who have relationships with group purchasing organizations, or GPOs, and/or specialty distributors who distribute products within a particular end-user market, such as oncology clinics. GPOs and specialty distributors generally enter into collective product purchasing agreements with pharmaceutical suppliers like us in an effort to secure more favorable drug pricing on behalf of their members.

Fresenius Kabi Pharmaceuticals Holding, Inc. is a wholly-owned subsidiary of Fresenius Kabi AG, and an indirect wholly-owned subsidiary of Fresenius SE (“Fresenius” or “Parent Company”), a societas europaea organized under the laws of Germany. FKP Holdings was formed on July 2, 2008, in order to facilitate the acquisition of APP Pharmaceuticals, Inc. (“APP or the Predecessor”) discussed below. See Note 3 to the consolidated financial statements – Merger with APP for details.

On September 10, 2008, FKP Holdings completed the acquisition of APP (the “Merger”) pursuant to an Agreement and Plan of Merger dated July 6, 2008 (the “Merger Agreement”), and APP became a wholly-owned subsidiary of FKP Holdings. Effective with the Merger, each outstanding share of common stock of APP and certain stock options and restricted stock units of APP were converted into the right to receive $23.00 in cash, without interest, and one Contingent Value Right (“CVR”), issued by FKP Holdings and representing the right to receive a cash payment, without interest, of up to $6.00 determined in accordance with the terms of the CVR Agreement. Refer to Note 4 to the consolidated financial statements — Contingent Value Rights (CVR), for further details. The aggregate consideration paid in the Merger was $4,906.1 million, including $997.5 million in assumed APP debt. We incurred $3,856 million in new external and intercompany debt due to Fresenius and its affiliates in connection with the Merger, the aggregate proceeds of which were used to pay the Merger consideration, repay a portion of APP’s then outstanding indebtedness and pay fees and expenses related to the Merger. Fresenius has committed to the Company that it will provide financial support to FKP Holdings sufficient for it to satisfy its obligations and debt service requirements arising under all existing financing instruments, in connection with the Merger, to which the Company is a party to, as they come due until at least January 1, 2010.

The results of APP’s operations have been included in the consolidated financial statements of FKP Holdings since September 10, 2008. APP is a fully-integrated pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products with a primary focus on the oncology, anti-infective, anesthetic/analgesic and critical care markets. APP manufactures a comprehensive range of dosage formulations, and its products are used in hospitals, long-term care facilities, alternate care sites and clinics within North America. The Merger is an important step in Fresenius’ growth strategy. Through the merger with APP, Fresenius gains entry to the U.S. pharmaceuticals market and achieves a leading position in the global I.V. generics industry. The North American platform also provides further growth opportunities for Fresenius’ existing product portfolio.

Prior to the Merger, FKP Holdings had not carried on any activities or operations except for those activities incidental to its formation and in connection with the transactions related to the Merger. Following the Merger, the business of FKP Holdings consists exclusively of that of APP. Accordingly, for accounting purposes FKP Holdings is considered the successor to APP and the consolidated financial statements included in Item 8 are presented for two distinct periods: the periods preceding the Merger, or “predecessor” periods (all periods prior to September 9, 2008), and the period after the merger, or “successor” period (from the inception of FKP Holdings on July 2, 2008 through December 31, 2008, which includes the results of APP from September 10, 2008, the date of acquisition). The Company applied purchase accounting to the opening balance sheet on September 10, 2008. The Merger resulted in a new basis of accounting for the assets acquired and liabilities assumed in connection with the acquisition of APP beginning on September 10, 2008. As a result of the acquisition and the application of purchase accounting as described above, the consolidated financial information for the period after the acquisition is presented on a different basis than that for the periods before the acquisition and, therefore, is not comparable.

APP is a Delaware corporation that was formed in 2007. American Pharmaceutical Partners, Inc. (“Old APP”) was a Delaware corporation formed in 2001. On April 18, 2006, Old APP completed a merger with American BioScience Inc. (or “ABI”), Old APP’s former parent. In connection with the closing of that merger, Old APP’s certificate of incorporation was amended to change its original name of American Pharmaceutical Partners, Inc. to Abraxis BioScience, Inc. which we refer to as “Old Abraxis.”

On November 13, 2007, Old Abraxis separated into two independent publicly-traded companies, APP Pharmaceuticals Inc., which held the Abraxis Pharmaceutical Products business, focusing primarily on manufacturing and marketing our oncology, anti-infective and critical care hospital-based generic injectable products and marketing our proprietary anesthetic/analgesic products (which we refer to collectively as the “hospital-based business”), and Abraxis BioScience, Inc. (“New Abraxis”) which held the Abraxis Oncology and Abraxis Research businesses (which we refer to as the “proprietary business”). APP continued to operate the hospital-based business under the name APP Pharmaceuticals, Inc. APP and New Abraxis entered into a series of agreements in connection with the separation, including a credit facility under which APP borrowed $1 billion, a portion of which was paid to New Abraxis in connection with the separation, and a $150 million revolving credit facility. These credit facilities were retired in connection with the Merger and replaced with a similar external facility. The historical operating results of New Abraxis through the date of the separation are presented as discontinued operations. Refer to Note 6 to the consolidated financial statements—Discontinued Operations - Spin-off of New Abraxis, for further details.

2. Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated successor period financial statements of FKP Holdings include the accounts of the Company and its majority-owned subsidiaries, including the assets, liabilities and results of operations of APP and its wholly owned subsidiaries (Pharmaceutical Partners of Canada, Inc. and APP Pharmaceuticals Manufacturing, LLC) from the date of the Merger. The accompanying consolidated predecessor period financial statements include the accounts of APP Pharmaceuticals, Inc. and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

As described in Note 1, on November 13, 2007, APP and Old Abraxis were separated into two independent publicly-traded companies, New APP, which operated the hospital-based business under the name APP Pharmaceuticals, Inc., and New Abraxis, which operated the proprietary business under the name Abraxis BioScience, Inc.. Accordingly, the historical operating results of Old Abraxis through the date of the separation are presented as discontinued operations. Refer to Note 6—Discontinued Operations - Spin-off of New Abraxis, for further details.

Fiscal Year

Both the Company and the Predecessor use a calendar fiscal year, beginning on January 1 and ending on December 31.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates, but management does not believe such differences will materially affect the Company’s financial position, results of operations or cash flows. Significant items subject to such estimates and assumptions include the measurement of fair values in purchase accounting; provisions and reserves for chargebacks, contractual allowances, returns, credits, and cash discounts; the recoverability of inventory pending regulatory approval and the net realizable value of inventory; the carrying amount of property, plant and equipment, intangibles and goodwill; the valuation of deferred income tax assets; and liabilities for self-insured obligations and other contingencies.

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents include investments having a maturity of three months or less at the time of acquisition. These short-term investments consist of highly-liquid, debt instruments that are recorded at cost. Income earned on short-term investments is recorded as interest income.

Accounts Receivable and Concentration of Credit Risk

Accounts receivable relate primarily to amounts owed by customers for trade sales of products. We typically enter into multi-year contractual agreements with GPOs and individual hospital groups to supply our products to end-user hospital and alternate site customers. As is traditional in the pharmaceutical industry, a significant amount of our generic pharmaceutical products are sold to end users under GPO contracts through a limited number of drug wholesalers, which comprise the primary pharmaceutical distribution chain in the United States. Collectively, and approximately proportionately, three of these wholesalers represented approximately 84% and 86% of accounts receivable at December 31, 2008 and 2007, respectively. An allowance for doubtful accounts is recorded to provide for estimated losses resulting from uncollectible accounts, and is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. To help control our credit exposure, we routinely monitor the creditworthiness of all of our customers, review outstanding customer balances for collectibility and record allowances for bad debts as necessary. Historical credit losses have been insignificant.

Inventories

Inventories are stated at the lower of cost or market (net realizable value). Cost is determined under the first-in, first-out, or FIFO, method. Inventories consist of the following at December 31, 2008 and 2007:

	December 31, 2008 (Successor)			December 31, 2007 (Predecessor)
	Approved	Pending Regulatory Approval	Total Inventory	Approved	Pending Regulatory Approval	Total Inventory
	(in thousands)
Finished goods	$72,677	—	$72,677	$58,787	—	$58,787
Work in process	16,574	1,512	18,086	20,097	354	20,451
Raw materials	75,482	4,109	79,591	68,202	1,751	69,953

	$164,733	$5,621	$170,354	$147,086	$2,105	$149,191

In connection with the application of purchase accounting as of September 10, 2008, we wrote-up the carrying value of inventories to fair value. This purchase accounting basis adjustment, which amounted to approximately $45.5 million, was reflected in cost of sales as the related goods were sold during the predecessor period ended December 31, 2008.

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

At December 31, 2008 and December 31, 2007, inventory included $5.6 million and $2.1 million, respectively, in costs related to products pending FDA approval.

We routinely review our inventory and establish reserves when the cost of the inventory is not expected to be recovered or the cost of a product exceeds estimated net realizable market value. In instances where inventory is at or approaching expiration, is not expected to be saleable based on our quality and control standards or is selling for a price below cost, we reserve for any inventory impairment based on the specific facts and circumstances. Provisions for inventory reserves are reflected in the consolidated financial statements as an element of cost of sales; inventories are presented net of related reserves.

Property, Plant and Equipment

Property, plant and equipment is stated on the basis of cost or allocated acquisition value. Provisions for depreciation are computed for financial reporting purposes using the straight-line method over the estimated useful life of the related asset; leasehold improvements are amortized over the lesser of the estimated useful life of the related asset or the term of the related lease. Amortization of leasehold improvements is included in depreciation expense. The estimated useful lives of assets are as follows:

Buildings and improvements	10-30 years
Machinery and equipment	3-10 years
Furniture and fixtures	5-7 years
Aircraft	15 years

Depreciation expense from continuing operations was $6.9 million in the 2008 successor period and $12.5 million in the 2008 predecessor period (a total of $19.4 million in 2008), and $19.1 million and $13.6 million for the years ended December 31, 2007 and 2006, respectively. Depreciation increased $5.5 million in 2007 as compared to 2006, due primarily to our acquisition of the Puerto Rico facility.

Property, plant, and equipment consists of the following:

	December 31,
	2008 (Successor)	2007 (Predecessor)
	(in thousands)
Land	$3,672	$3,619
Building and improvements	42,480	41,743
Machinery and equipment	44,680	81,252
Furniture and fixtures	25,498	50,725
Construction in progress	41,308	32,185

	157,638	209,524
Less allowance for depreciation	(6,945)	(76,996)

	$150,693	$132,528

The historical allowance for depreciation at September 9, 2008 was eliminated in connection with the application of purchase accounting.

Deferred Financing Costs

Costs incurred in connection with the issuance of and amendments to our credit facilities are capitalized and amortized using the straight-line method over the term of the related facility, which approximates amortization calculated using the effective interest method. Unamortized debt issue costs are written-off in conjunction with the refinancing or termination of the applicable debt arrangement prior to its scheduled maturity. We capitalized deferred financing costs of approximately $110 million associated with the senior secured credit agreement entered into in connection with the 2008 Merger and $13.3 million associated with the senior secured credit agreement entered into in connection with our November 2007 separation from New Abraxis. In the successor period, we wrote-off $13.4 million in debt issuance costs in the fourth quarter of 2008, in connection with certain modifications to our intercompany loan agreements. In the 2008 predecessor period and the year ended December 31, 2007, we wrote-off $12.2 million and $0.8 million, respectively, of unamortized deferred financing costs related to debt repaid in those periods.

Goodwill and Intangible Assets

Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we are required to perform impairment tests related to the carrying value of our goodwill on an annual basis, which we perform on October 1, and whenever events or changes in circumstances suggest that it is more likely than not that the fair value of our reporting units are below their carrying values. We completed our 2008 annual test of the carrying value of goodwill on October 1, 2008, and determined that there was no impairment based on the proximity of our annual testing date to the September 10, 2008 acquisition date of APP. Our 2007 annual impairment test of the carrying value of our goodwill also indicated that the goodwill allocated to our reporting units was not impaired and that no impairment charges were required. The change in goodwill during 2008 was due to our acquisition of APP as described in Note 2 and the change in goodwill during 2007 was due to the spin-off of New Abraxis as detailed in Note 6.

Intangible assets are recorded at acquisition cost and are amortized on a straight-line basis over the period of expected benefit, which is equal to the period over which revenues are expected to be derived from such assets (weighted average amortization period of approximately eighteen years). We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not recoverable.

Long-Lived Asset Impairment

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Product Revenue Recognition

We recognize revenue from the sale of a product and for contract manufacturing when title and risk of loss have transferred to the customer, collection is reasonably assured and we have no further performance obligations. This is typically when the product is received by the customer. A significant amount of our generic pharmaceutical products are sold to end users through a limited number of drug wholesalers, which comprise the primary pharmaceutical distribution chain in the United States. Sales to our three major wholesale customers comprised 70%, 74%, and 73%, of our 2008 predecessor and successor period, 2007 and 2006 net revenue, respectively.

At the time of sale, as further described below, we reduce sales and provide for estimated chargebacks, contractual allowances or customer rebates, product returns, customer credits and cash discounts. We have extensive, internal historical information on chargebacks, rebates and customer returns and credits which we use as the primary factor in determining the related provision and reserve requirements. As further described below, due to the nature of our generic injectable products and their primary use in hospital and clinical settings with generally consistent demand, we believe that this internal historical data, in conjunction with periodic review of available third-party data provides a reliable basis for such estimates. We regularly review information related to these estimates and adjust our provisions and reserves accordingly if, and when, actual experience differs from estimates. The methodology we used to estimate theses sales provisions was consistent across all periods presented.

Accruals for sales provisions are presented in our financial statements as a reduction of revenues and accounts receivable or, in the case of contractual allowances, in accrued liabilities. Our sales provisions totaled $491.2 million in the 2008 successor period and $730.8 million in the 2008 predecessor period (a total of $1,222.0 million in 2008), $1,107.3 million in 2007 and $759.9 million in 2006, and related reserves totaled $171.7 million and $125.1 million at December 31, 2008 and 2007, respectively.

We periodically review the wholesale supply levels of our significant products by reviewing inventory reports purchased or available from wholesalers, evaluating our unit sales volumes, and evaluating data from third-party market research firms and our periodic visits to wholesalers’ warehouses. Based on this information, we attempt to maintain a consistent wholesale stocking level of approximately two- to six-weeks across our generic products. The buying patterns of our customers do vary from time-to-time, both from customer and product perspective, but we do not believe that variances in wholesale stocking levels or speculative buying activity in our generic distribution channel has had a significant impact on our historic sales comparisons or sales provisions.

From time to time we enter into inventory management agreements with our wholesale customers which require us to pay a fee in connection with their distribution of our products or their performance of other services, including for example providing us with sales data and performing other services and contractual rights for us. In addition, we may be required to enter into such agreements in the future in order to maintain our relationships with other such wholesalers. We are unable to ascertain the potential impact of the terms of any such future agreements on our sales, but do not believe that such future agreements would result in a substantial change in wholesale stocking levels of our products as compared to current levels.

Chargebacks

Following industry practice, we typically sell our products to independent pharmaceutical wholesalers at wholesale list price, who in turn sells our products to an end user, normally a hospital or alternative healthcare facility, at a lower contractual price previously established between the end user and us via a group purchasing organization, or GPO. GPOs enter into collective purchasing contracts with pharmaceutical suppliers to secure more favorable product pricing on behalf of their end-user members.

Our initial sale to the wholesaler, and the resulting receivable, are recorded at our wholesale list price. As our agreements with our wholesalers specify that they are entitled to a credit for the difference between the wholesale list price and the lower end-user contract price, we reduce reported sales and receivables by the difference between the wholesale list price and the estimated end-user contract price by recording a chargeback provision and reserve at the time of sale. When the wholesaler ultimately sells the product to the end user at the end-user contract price, the wholesaler charges us, via a chargeback, for the difference between the wholesale list price and the end-user contract price and such chargeback is offset against the chargeback reserve established at the time of sale. On a monthly basis, we compare our recorded chargeback reserve to our estimate of the net proceeds we will realize from the wholesaler based on the estimated ending wholesale units in the distribution channel pending chargeback and the estimated end-user selling price of those units and adjust the chargeback provision as necessary.

The determination of the estimated provision for chargebacks and the related reserve requires us to make significant estimates and judgments. The most significant estimates inherent in the measurement of the initial chargeback provision relate to the proportion of wholesale units that will ultimately be sold to an end-user with a lower-price contractual relationship with us, and the ultimate end-user contract selling price we will realize when those units are sold. We base our estimates of these factors on internal, product-specific sales and chargeback processing experience, current contract pricing, our expectation for future contract pricing changes and IMS data. In our monthly assessment of the adequacy of our recorded chargeback reserve, we consider these same factors in estimating the ending wholesale units in the distribution channel pending chargeback for the net proceeds we will realize from the wholesaler. The amount of product in the channel is comprised of product at the distributor and product that the distributor has sold to an end-user, but has yet to report as end user sales. Accordingly, in estimating the ending wholesale units in the distribution channel pending chargeback, we also must make assumptions about the time lag between the date the product is sold to the wholesaler and the date the wholesaler sells the product to the end-user customer, and between the sale date and the date that sale is reported to us enabling us to process the chargeback. Physical inventory in the channel is estimated based on evaluation of our monthly sales to our wholesalers and our knowledge of inventory turnover at our major wholesalers. We estimate end user sales made but not yet reported to us based on a historical average number of days to process a chargeback from the date of the end user sale.

Our estimate of the chargeback provision and reserve could also be impacted by a number of market conditions that are beyond our control, including: competitive pricing, competitive products and changes impacting demand in both the distribution channel and at the level of the healthcare provider. We regularly review information related to these estimates and adjust our provisions and reserves accordingly if, and when, actual experience differs from our estimates.

Due to information constraints in the distribution channel, it has not been practical, and has not been necessary, for us to capture and quantify the impact of current versus prior year activity on the chargeback provision. Information constraints within the distribution channel primarily relate to our inability to track product through the channel on a unit or specific lot basis. In addition, for the most part, we do not receive information from our customers with respect to the level of their sales that are subject to chargeback. The lack of information on a specific lot basis precludes us from tracking actual chargeback activity to the period of its initial sale. As a result, we rely on internal data, external IMS data and management estimates in order to estimate the amount of inventory in the channel subject to future chargeback. We also review current year chargeback activity to determine whether changes in the provision relate to prior period sales; such changes have not been material to the consolidated statement of operations.

The provision for chargebacks is presented in our consolidated financial statements as a reduction of sales. Activity in the reserve for chargebacks for the periods included in the consolidated financial statements was as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Balance at beginning of period	$101,177	$92,427	$47,841
Provision for chargebacks	1,126,597	1,003,577	713,241
Credits or checks issued to third parties	(1,084,509)	(994,095)	(668,655)
Balance transferred at separation	—	(732)	—

Balance at end of period	$143,265	$101,177	$92,427

Our chargeback provision totaled $451.6 million in the successor period and $675.0 million in the predecessor period (a total of $1,126.6 million in 2008).

Contractual Allowances, Returns and Credits, Cash Discounts and Bad Debts

Contractual allowances, which generally consist of rebates or administrative fees, are offered to certain wholesale customers, GPOs and end-user customers consistent with pharmaceutical industry practices. Settlement of rebates and fees due to customers generally occurs between one to fifteen (15) months from the date of sale. We establish a general reserve for contractual allowances at the time of sale based on the historical relationship between sales and such allowances. Upon receipt of request for credit, we establish a specific liability for the fees or rebates due to the customer based on the specific terms of each agreement. Contractual allowances are reflected in the consolidated financial statements as a reduction of revenue and as a current accrued liability. Activity in the reserve for contractual allowances for the periods included in the consolidated financial statements was as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Balance at beginning of period	$10,140	$16,555	$12,152
Provision for contractual allowances and customer rebates	46,814	49,320	33,525
Credit issued to third parties	(41,268)	(50,265)	(29,122)
Balance transferred at separation	—	(5,470)	—

Balance at end of period	$15,686	$10,140	$16,555

Our allowance provision totaled $17.4 million in the successor period and $29.4 million in the predecessor period (a total of $46.8 million in 2008).

Consistent with industry practice, our return policy permits our customers to return products within a window of time before and after the expiration of product dating. We provide for product returns and other customer credits at the time of sale by applying historical experience factors, generally based on historic data on credits issued by credit type or product, relative to related sales and we provide specifically for known outstanding returns and credits in the period in which they become known. The accrual for customer credits and product returns is presented in the consolidated financial statements as a reduction of revenue and accounts receivable. Activity in the reserve for customer credits and product returns for the periods included in the consolidated financial statements was as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Balance at beginning of period	$8,842	$9,762	$16,272
Provision for customer credits and product returns	6,521	7,871	20,386
Credit issued to third parties	(8,834)	(8,347)	(26,896)
Balance transferred at separation	—	(444)	—

Balance at end of period	$6,529	$8,842	$9,762

Our returns provision totaled $2.3 million in the successor period and $4.2 million in the predecessor period (a total of $6.5 million in 2008).

We generally offer our customers a standard cash discount on generic injectable products for prompt payments and, from time-to-time, may offer an additional discount and/or extended terms in support of product launches or other promotional programs. Our wholesale customers typically pay within terms. A provision for cash discount is established at the time of sale based on the terms of sale adjusted for historical experience factors. The accrual for customer discounts is presented in the consolidated financial statements as a reduction of revenue and accounts receivable.

We establish a reserve for bad debts based on general and identified customer credit exposure. Our actual losses due to bad debts was less than $0.2 million in each of 2008, 2007 and 2006.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are recognized in revenues. Other shipping and handling costs are included in cost of sales.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated financial statements in the period that includes the legislative enactment date.

We account for uncertainty in income taxes based on the guidance in Financial Accounting Standards Board (“FASB”) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” and have reserves for taxes, associated interest, and other related costs that may become payable in future years as a result of audits by tax authorities. Although we believe that the positions taken on previously filed tax returns are fully supported, we nevertheless have established reserves recognizing that various taxing authorities may challenge certain positions, which may not be fully sustained. The tax reserves are reviewed quarterly and adjusted as events occur that affect our potential liability for additional taxes, such as the lapsing of applicable statutes of limitations, proposed assessments by tax authorities, resolution of tax audits, identification of new issues and issuance of new regulations or new case law.

The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is also required in assessing the timing and amounts of deductible and taxable items, establishing reserves for uncertain tax positions and evaluating the recoverability of deferred tax assets.

Research and Development Costs

Research and development costs are expensed as incurred or as assets are consumed and consist of pre-production manufacturing scale-up activities and related salaries and other personnel-related expenses, operating costs of equipment and facilities, depreciation, raw material and production costs and professional services.

Equity-Based Compensation

We account for stock-based compensation in accordance with SFAS 123(R), “Share-based Payment,” which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value.

Effective January 1, 2006, our Predecessor adopted the provisions of SFAS 123(R) using a modified version of retrospective application. As a result, stock-based employee compensation for options is recorded as an expense based on the fair value method under FAS 123(R). We use the straight-line attribution method to recognize share-based compensation expense over the vesting period of the award.

To determine stock-based compensation, we use the Black-Scholes option pricing model to estimate the fair value of options granted under our under share-based compensation plans. The Black-Scholes option pricing model requires us to estimate a variety of factors, including the applicable risk-free rate, the expected term of the option, the volatility of our common stock and the forfeiture rate. Compensation expense related to awards of restricted stock units is based upon the market price on the date of grant of the shares for which vested units may be exchanged.

Refer to Note 17—Stock Options, for a detail of financial statement changes caused by the retrospective application.

Fair Value of Financial Instruments

Our financial instruments consist mainly of cash and cash equivalents, notes receivable from parent, accounts receivable, accounts payable, borrowings under our credit facility, intercompany loans and currency and interest rate swap agreements, and our outstanding contingent value rights. Cash equivalents are stated at cost which approximates fair value. Notes receivable from parent are stated at cost which approximates market value due to the short maturity of these instruments. At December 31, 2008 and 2007, the carrying amounts of other items comprising current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments. The interest rates on borrowings under the bank credit facility and intercompany loan agreements are revised periodically to reflect changes in market interest rates; as such, the carrying amounts of these obligations approximate fair value. Our currency and interest rate swap agreements and our outstanding contingent value rights are reflected in the accompanying consolidated financial statements at fair value.

On November 3, 2008, we entered into four interest rate swap agreements with Fresenius for an aggregate notional principal amount of $900 million to pay interest at an average fixed rate of 3.97% and to receive interest at a variable rate equal to three-month LIBOR on the notional amount. The interest rate swaps expire in October 2011 and December 2013. The change in the fair value of the interest rate swap on long-term debt was accounted for under the guidance of SFAS 157—”Fair Value Measurements”. Refer to Note 11 – Fair Value Measurements.

Foreign Currency Translation

Local currencies are considered the functional currencies for the Company’s operations outside the United States. Assets and liabilities of foreign operations are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date with the related translation adjustments reported in stockholders’ equity as a component of accumulated other comprehensive income (loss). Revenues and expenses are translated into U.S. dollars at average monthly exchange rates prevailing during the year. Foreign currency transaction gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are reported in the consolidated statements of operations in the period they occur.

Derivative Instruments and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended, which requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivative instruments are included in operations or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is designated as, and is effective as, a hedge and on the type of hedging transaction. Changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive income (loss) until the underlying hedged transactions are recognized in operations, at which time any deferred hedging gains or losses are also recorded in operations. If a derivative instrument is designated as a fair value hedge, changes in the fair value of the instrument are reported in operations and offset the change in fair value of the hedged assets, liabilities or firm commitments. The ineffective portion of an instrument’s change in fair value is immediately recognized in operations. Instruments that do not meet the criteria for hedge accounting or for which the Company has not elected hedge accounting are marked to fair value with unrealized gains or losses reported in operations.

Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class; and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We currently are evaluating the impact that FSP No. 142-3 will have on our consolidated financial statements.

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

Our Predecessor adopted SFAS No. 157, “Fair Value Measurements,” on January 1, 2008 for financial assets and liabilities measured at fair value on a recurring basis. SFAS No. 157 essentially redefines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements, and the effects of its adoption were determined by the types of instruments carried at fair value in our financial statements at the time of adoption as well as the methods utilized to determine their fair values prior to adoption. The adoption of SFAS No. 157 on January 1, 2008 did not have a significant impact on the consolidated financial statements of our Predecessor. Our Predecessor applied the fair value measurement guidance of SFAS No. 157 in the valuation of its interest rate swap, which it entered into on February 14, 2008 and settled in September 2008 prior to the completion of the Merger. Refer to Note 11 – Fair Value Measurements.

Our Predecessor adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” on January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are recognized in earnings at each subsequent reporting date. The adoption of this new standard on January 1, 2008 did not impact the accompanying consolidated financial statements, as the fair value option was not elected for any of the instruments existing as of the adoption date.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”. These new standards will significantly change the accounting for and reporting of business combination transactions and non-controlling (minority) interests in consolidated financial statements. SFAS 141R and SFAS 160 are required to be adopted simultaneously and are effective with the first quarter of 2009. SFAS 141R and SFAS 160 will be effective for business combination transactions completed and non-controlling (minority) interests created on or after January 1, 2009.

3. Merger with APP

On September 10, 2008, FKP Holdings completed the Merger, following which APP became a wholly-owned subsidiary of FKP Holdings. The results of APP’s operations have been included in the consolidated financial statements of FKP Holdings since September 10, 2008. APP is a fully-integrated pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products with a primary focus on the oncology, anti-infective, anesthetic/analgesic and critical care markets. APP manufactures a comprehensive range of dosage formulations, and its products are used in hospitals, long-term care facilities, alternate care sites and clinics within North America. The Merger is an important step in Fresenius’ growth strategy. Through the merger with APP, Fresenius gains entry to the U.S. pharmaceuticals market and achieves a leading position in the global I.V. generics industry. The North American platform also provides further growth opportunities for Fresenius’ existing product portfolio. Additionally, Fresenius will be able to market APP’s product range through its international marketing and sales network, enabling Fresenius to sell APP’s products globally.

Effective with the Merger, each outstanding share of common stock of APP and certain stock options and restricted stock units of APP were converted into the right to receive $23.00 in cash, without interest, and one Contingent Value Right (“CVR”), issued by FKP Holdings and representing the right to receive a cash payment, without interest, of up to $6.00 determined in accordance with the terms of the CVR Agreement. Refer to Note 4— Contingent Value Rights (CVR), for further details. As of September 10, 2008, there were approximately 163,251,906 shares of APP common stock outstanding, approximately 2,264,708 of these shares were a result of the conversion of outstanding options and restricted stock units (RSUs) granted under APP’s various stock compensation plans.

The aggregate consideration paid in the Merger was $4,906.1 million (including assumed APP debt), comprised as follows (in millions):

Purchase of outstanding common stock (cash portion)	$3,702.7
Buy out of restricted stock units and stock options under stock compensation plans	27.7
Estimated fair value of CVRs	158.4
Direct acquisition costs	19.8

Fair value of consideration paid	3,908.6
Assumption of APP debt	997.5

Total aggregate consideration	$4,906.1

The CVRs were issued on the acquisition date and trade on NASDAQ. The fair value of the CVRs at the date of the acquisition was estimated based on the average of their closing prices for the five trading days following the acquisition. Direct costs of the acquisition include investment banking fees, legal and accounting fees and other external costs directly related to the acquisition.

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

As a result of closing the Merger late in the third quarter, the purchase price allocation is preliminary and is subject to future adjustment during the allocation period as defined in SFAS No. 141. The primary areas of the purchase price allocation that could be subject to future adjustment relate to the valuation of pre-acquisition contingencies, income taxes and residual goodwill. Additionally, the Company is in the process of making assessments in other areas that could affect the final purchase price allocation. The following summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date, which are subject to change (in millions):

Net working capital and other assets	$296.0
Property, plant and equipment	133.0
In-process research and development	365.7
Identifiable intangible assets	542.0
Deferred tax liability, net	(100.3)
Long-term debt	(997.5)
Goodwill	3,669.7

Total	$3,908.6

Approximately $365.7 million of the purchase price represents the estimated fair value of acquired in-process research and development (R&D) projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations on the acquisition date. The value assigned to purchased in-process R&D was determined by project using a discounted cash flow model. The discount rates used take into consideration the stage of completion and the risks surrounding the successful development and commercialization of each of the purchased in-process R&D projects that were valued.

Identifiable intangible assets consist of developed product technology and are amortized using the straight-line method over the estimated useful life of the asset of 20 years. Refer to Note 8 – Goodwill and Other Intangibles.

In the successor period (i.e., the period following the Merger), the Company expensed $365.7 million in in-process R&D recorded in purchase accounting, recognized $45.5 million of expense in cost of goods sold reflecting the portion of the purchase accounting step-up in inventory attributable to inventory sold during the period, and recorded $11.2 million in amortization expense associated with the other intangibles recognized in purchase accounting.

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

Unaudited pro forma results of operations are as follows (in thousands):

	Three months ended December 31, 2008	For the year ended December 31,
		2008	2007
Sales	$232,756	$776,633	$647,374
Gross profit	$132,341	$368,271	$288,408
Net loss	$(59,066)	$(402,692)	$(542,932)

This unaudited pro forma financial information is not intended to represent or be indicative of what would have occurred if the transaction had taken place on the dates presented and is not indicative of what the Company’s actual results of operations would have been had the acquisition been completed at the beginning of the periods indicated above. The unaudited pro forma information includes the write-off of $365.7 million of in-process R&D and $45.5 million of expense in cost of goods sold due to inventory step up. Further, the pro forma combined results do not reflect one-time costs to fully merge and operate the combined organization more efficiently, or anticipated synergies expected to result from the combination and should not be relied upon as being indicative of the future results that the Company will experience.

4. Contingent Value Rights (CVR)

In connection with the Merger, each APP shareholder was issued one contingent value right of FKP Holdings for each share held. The CVRs are intended to give holders an opportunity to participate in any excess Adjusted EBITDA, as defined in the CVR Indenture, generated by FKP Holdings during the three years ending December 31, 2010, referred to as the “CVR measuring period,” in excess of a threshold amount. Each CVR represents the right to receive a pro rata portion of an amount equal to 2.5 times the amount by which cumulative Adjusted EBITDA of APP and FKP Holdings and their subsidiaries on a consolidated basis, exceeds $1.267 billion for the three years ending December 31, 2010. If Adjusted EBITDA for the CVR measuring period does not exceed this threshold amount, no amounts will be payable on the CVRs and the CVRs will expire valueless. The maximum amount payable under the CVR Indenture is $6.00 per CVR. The cash payment on the CVRs, if any, will be determined after December 31, 2010, and will be payable June 30, 2011, except in the case of a change of control of FKP Holdings, which may result in an acceleration of any payment. The acceleration payment, if any, is payable within six months after the change of control giving rise to the acceleration payment.

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

Because any amount payable to the holders of CVRs must be settled in cash, the CVRs are classified as liabilities in the accompanying consolidated financial statements. The estimated fair value of the CVRs at the date of acquisition was included in the cost of the acquisition. At each reporting date, the CVRs are marked-to-market based on the closing price of a CVR as reported by NASDAQ, and the change in the fair value of the CVR for the reporting period is included in income from operations. At December 31, 2008, the carrying value of the CVR liability was approximately $57.1 million.

5. Adjusted EBITDA Calculation for Contingent Value Rights

Under the terms of the CVR Indenture, the amount, if any, payable in respect of each CVR on June 30, 2011 is determined based on Adjusted EBITDA. As a result, in addition to reporting financial results in accordance with generally accepted accounting principles, FKP Holdings also must calculate and present Adjusted EBITDA, which is a non-GAAP financial measure, for the cumulative period from January 1, 2008 to the current reporting date until the expiration of the CVR measurement period (December 31, 2010) and settlement of the CVRs.

Under the CVR Indenture, Adjusted EBITDA is measured without taking into account the Merger and assuming that APP would have remained a stand-alone company with its existing assets; it also excludes (i) costs, expenses, and revenue from sales outside the U.S. and Canada, and (ii) costs, expenses and revenue for sales of product not currently under development by APP at the time of the Merger.

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

6. Discontinued Operations – Spin-off of New Abraxis

On November 13, 2007, Old Abraxis was separated into two independent publicly-traded companies: APP, which owns and operates the hospital-based business; and New Abraxis, which owns and operates the proprietary business. Following the spin-off, APP continued to operate the hospital-based business under the name APP Pharmaceuticals, Inc., which on September 10, 2008, became a wholly-owned subsidiary of FKP Holdings. For accounting purposes, the historical operating results of the proprietary business are presented as discontinued operations.

Summarized financial information for discontinued operations is as follows (in thousands):

	For the years ended December 31,
	2007	2006
Net revenue	$293,415	$182,287
Loss before taxes	(67,854)	(141,383)
Income taxes	(20,033)	(39,260)
Net loss	(47,821)	(102,123)

APP and New Abraxis also entered into a series of agreements in connection with the separation, including a separation and distribution agreement, a transition services agreement, an employee matters agreement, a tax allocation agreement, a manufacturing agreement and various real estate leases. Refer to Note 12 – Related Party Transactions. Also, in connection with the separation, APP incurred $1 billion of indebtedness and, in addition, entered into a $150 million revolving credit facility, each of which was extinguished as part of the Merger. Refer to Note 10 – Long-Term Debt and Credit Facility. There were no costs and expenses incurred related to discontinued operation expenses during either the successor or predecessor periods in 2008.

7. Merger between APP and American BioScience

On April 18, 2006, our Predecessor completed a merger with American BioScience, Inc., or ABI, its former parent, pursuant to the terms of the Agreement and Plan of Merger dated November 27, 2005 that APP entered into with ABI and certain shareholders of ABI.

For accounting purposes, the merger between APP and ABI was treated as a downstream merger with ABI viewed as the surviving entity, although APP was the surviving entity for legal purposes. As such, effective as of the merger date, the merger was accounted for in the Predecessor’s consolidated financial statements as an implied acquisition of APP’s minority interests using the purchase method of accounting. Therefore, the historical book value of the minority interests was stepped up to its estimated fair value and the historical shareholders’ equity of the accounting acquirer, ABI, was retroactively restated for the equivalent number of shares received in the merger.

At the April 18, 2006 acquisition date, the minority shareholders owned 34.17% of APP’s total outstanding common shares. Based on a $39.14 price for APP’s common stock, representing the weighted average price of the common stock for the three trading days prior to and three trading days subsequent to the merger announcement date, the fair value of the minority interests as of April 18, 2006 totaled approximately $974.8 million. This amount represented the estimated fair market value assigned to the shares owned by minority interests and will be referred to as the purchase price attributed to minority interests. The purchase price attributed to minority interests was allocated to the minority interests’ pro-rata share of APP’s tangible and identifiable intangible assets and liabilities based on their estimated fair values at the acquisition date. The excess of the purchase price attributed to minority interests over the minority interests’ pro-rata share of the fair values of APP’s assets and liabilities was reflected as goodwill. The amount allocated to goodwill is not deductible for tax purposes.

The allocation of the purchase price to the estimated fair values of the assets and liabilities attributable to APP’s minority interests as of the acquisition date was as follows (in thousands):

Working capital and other assets, net	$132,562
Property, plant and equipment	49,152
Deferred tax assets	9,282
In-process research and development	105,777
Identifiable intangible assets	455,370
Goodwill	401,600
Deferred tax liability	(178,953)

Total	$974,790

The estimated step-up of the minority interests to fair value was assigned to the following categories (in thousands):

Inventory	$12,480
Deferred tax assets	9,282
In-process research and development	105,777
Identifiable intangible assets	455,370
Goodwill	401,600
Deferred tax liability	(178,953)

Total	$805,556

The above purchase price allocation was based in part on a third-party valuation of certain tangible and intangible assets, including in-process research and development and identifiable intangible assets.

In-process research and development

Approximately $105.8 million of the purchase price was allocated to in-process research and development and represents the minority interests’ share of the estimated fair value of in-process research and development assets for projects that, as of the acquisition date, had not yet reached technological or regulatory feasibility and had no alternative future uses in their current states. The values assigned to in-process research and development projects include unapproved indications for Abraxane. All of the $105.8 million of in-process research and development was expensed in the second quarter of 2006, of which $22.3 million related to continuing operations.

The estimated fair values of these projects were determined based on a discounted cash flow model prepared by an independent third party. The estimated cash flows for each project were probability adjusted to take into account the risks associated with the successful commercialization of the projects. The estimated after-tax cash flows were then discounted using discount rates of approximately 20%.

The major risks and uncertainties associated with the timely and successful completion of the acquired in-process research and development projects consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining necessary regulatory approvals. The major risks and uncertainties associated with the core technology consist of successfully utilizing the technology in future research projects. No assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of the projects will materialize as estimated. For these reasons, among others, actual results may vary significantly from the estimated results.

Identifiable intangible assets

Acquired identifiable intangible assets primarily include core technology associated with Abraxane, customer relationships and trade name.

The amounts assigned to each intangible asset class as of the acquisition date and the related weighted average amortization periods are as follows:

	Value of acquired intangibles	Weighted- average amortization period
	(in thousands)
Core technology	$158,863	7 yrs
Developed product technology	146,002	9 yrs
Customer relationships	124,027	11 yrs
Trade name	26,478	7 yrs

Total	$455,370

Pro forma results of operations

The following unaudited pro forma information presents a summary of APP’s consolidated results of operations as if the acquisition had taken place on January 1, 2006 (in thousands, except per share data):

2006
Total revenue	$765,488
Net income	60,531

The pro forma net income above excludes the acquired in-process research and development charge of $105.8 million. In addition, the pro forma results of operations include a non-recurring tax benefit of $17.9 million related to the removal of APP’s valuation allowance against certain deferred tax assets. The pro forma information is not necessarily indicative of results that would have been achieved had the acquisition occurred as of January 1, 2006, or indicative of results that may be achieved in the future.

8. Goodwill and Other Intangibles

As of December 31, 2008 and 2007, goodwill had a carrying value of $3,669.7 million and $160.2 million, respectively, with the increase in carrying value resulting entirely from the Merger between APP and FKP Holdings on September 10, 2008, as fully described in Note 3—Merger with APP.

All of our intangible assets, other than goodwill, are subject to amortization. Amortization expense on intangible assets attributable to continuing operations was $11.2 million in the 2008 successor period and $10.3 million in the 2008 predecessor period (a total of $21.5 million in 2008), $33.6 million in 2007, and $19.3 million in 2006. At December 31, 2008, the weighted average expected lives of intangibles was approximately 18.6 years.

The following table reflects the components of identifiable intangible assets, all of which have finite lives, as of December 31:

	2008		2007		Category Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)		(in thousands)
Developed product technology	$489,000	$7,478	$—	$—	20 years
Product rights	—	—	328,797	24,660	20 years
Developed product technology	—	—	84,663	12,053	12 years
Customer relationships	12,000	1,223	100,439	14,299	3 years
Contracts and other	41,000	2,508	590	324	5 years

Total	542,000	11,209	514,489	51,336

We amortize all of our identifiable intangible assets with finite lives over their expected period of benefit using the straight-line method. In determining the appropriate amortization period and method for developed product technology, we considered, among other things, the nature of the products, the anticipated timing of cash flows and the relatively high barriers to entry for competition due to the complex development and manufacturing processes. In addition, the products all share similar attributes in that they have a favorable risk profile (e.g., minimal side effects, adverse experiences, etc.) and are easy to administer to patients. Based on the risk profile and ease of use of the related products, we do not expect that new competing products will enter the market in the foreseeable future, and that the barriers to entry will help to protect the market positions of the products and preserve their useful lives. Accordingly, as future cash flows with respect to these products are expected to exceed 20 years, we have utilized a straight-line 20 year amortization period. However, we cannot predict with certainty whether new competing products will enter the market, the timing of such competition or the Company’s ability to protect the market positions of its products and preserve their useful lives. In the event that we experience stronger or more rapid competition or other conditions that change the market positions of our products, we may need to accelerate the amortization of our developed product technology intangibles or to recognize an impairment charge.

Estimated annual amortization expense for identifiable intangible assets with finite lives in each of the five succeeding years is approximately $34.3 million.

9. Acquisition of Assets

Our Predecessor entered into an Asset Purchase Agreement with AstraZeneca UK Limited on April 26, 2006 to acquire AstraZeneca’s U.S. anesthetics and analgesic product portfolio, which includes Diprivan ® (propofol), Naropin ® (ropivacaine), as well as a variety of local anesthetics including EMLA ® (Eutectic Mixture of Lidocaine and Prilocaine), Xylocaine ® (lidocaine), Polocaine ® (mepivacaine), Nesacaine ® (chloroprocaine HCl Injection, USP), Sensorcaine ® (bupivacaine), and Astramorph ® (morphine sulfate injection, USP). Under the agreement, our Predecessor paid AstraZeneca approximately $259 million at closing and paid an additional $75 million on June 28, 2007, the first anniversary of closing. These costs were being amortized, on a straight line basis, over twenty years. At the closing, AstraZeneca entered into an exclusive supply agreement with APP under which AstraZeneca will supply these products to APP for an initial term of five years. In addition, AstraZeneca has agreed that APP will be its preferred partner for consideration of certain proprietary injectable products when patents on these products expire. Under the terms of the agreement, AstraZeneca also granted APP a right of first offer to purchase or license AstraZeneca’s anesthetics and analgesics portfolio outside of the U.S., should AstraZeneca decide to divest these assets. This transaction closed on June 28, 2006.

With respect to the products purchased from AstraZeneca, APP recorded intangible assets of approximately $329 million which were amortized over the estimated lives of the products, or twenty years. In determining the appropriate amortization period and method for these acquired products, APP considered, among other things, the nature of the products, the anticipated timing of cash flows and the relatively high barriers to entry for competition due to the complex development and manufacturing processes. In addition, the products all share similar attributes in that they have a favorable risk profile (e.g., minimal side effects, adverse experiences, etc.) and are easy to administer to patients. Based on the risk profile, ease of use and already low pricing, APP did not expect new competing products would enter the market in the foreseeable future, and that the barriers to entry would help protect the market positions of the products and preserve their useful lives. Accordingly, as future cash flows with respect to these products were expected to exceed 20 years, APP utilized a straight-line 20 year amortization period.

The product portfolio purchased from AstraZeneca was revalued in connection with the Merger and is included in the carrying value of developed product technology at December 31, 2008 set forth in Note 8— Goodwill and Other Intangibles.

10. Long-Term Debt and Credit Facility

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

Additionally, on February 14, 2008, APP entered into interest rate swap agreements with an aggregate notional principal amount of $990 million. Under these agreements, APP paid interest to the counterparty at a fixed rate of 3.04% on the notional amount, and received interest at a variable rate equal to one-month LIBOR. The interest rate swaps were scheduled to expire in February, 2009. APP formally designated these swaps as hedges of its exposure to variability in future cash flows attributable to the LIBOR-based interest payments due on the credit facilities. Accordingly, the interest rate swaps were reported at fair value in the balance sheet and changes in the fair values of the interest rate swaps were initially recorded in accumulated comprehensive income (loss) in the consolidated balance sheet and recognized in operations each period when the hedged item impacted results. Effective January 1, 2008, APP measured the fair value of the interest rate swaps under the guidance of SFAS 157, “Fair Value Measurements”.

All amounts owing under these credit facilities became due and payable and the agreements terminated upon the closing of the Merger on September 10, 2008. The interest rate swap agreements were terminated on September 5, 2008, resulting in a recognized loss of $2.7 million, which is included in interest expense of the 2008 predecessor period. There were no penalties associated with the early pay-off of the debt or termination of the interest rate swap agreements.

Fresenius Merger – Credit Agreements

On August 20, 2008 in connection with the acquisition of APP described in Note 3—Merger with APP, Fresenius entered into a $2.45 billion credit agreement with Deutsche Bank AG, London Branch, as administrative agent, Deutsche Bank AG, London Branch; Credit Suisse, London Branch; and J.P. Morgan plc, as arrangers and book running managers, and the other lenders party thereto (the “Senior Credit Facilities Agreement”) and a $1.3 billion bridge credit agreement with Deutsche Bank AG, London Branch, as the administrative agent, Deutsche Bank AG, London Branch; Credit Suisse, London Branch; and J.P. Morgan plc, as arrangers and book running managers, and the other lenders party thereto (the “Bridge Facility Agreement”) to assist in the funding of the transaction. The $2.45 billion Senior Credit Facilities Agreement includes a $1 billion term loan A, a $1 billion term loan B, and revolving credit facilities of $300 million, which may be increased to $500 million, and $150 million. Proceeds from borrowings under these credit facilities, together with other available funds provided by Fresenius through equity contributions and loans to FKP Holdings and its subsidiaries, were utilized to complete the purchase of APP on September 10, 2008.

The Senior Credit Facilities Agreement provides APP Pharmaceuticals, LLC, a wholly owned subsidiary of APP, with two term loan facilities: a Tranche A2 Term Loan (“Term Loan A2”) for $500 million and Tranche B2 Term Loan (“Term Loan B2”) for $497.5 million. Proceeds from the borrowings under Term Loans A2 and B2 were used to repay and replace the borrowings outstanding under the Spin-off Credit Agreement Term Loans A and B that were assumed in the Merger. The Senior Credit Facilities Agreement also provides APP Pharmaceuticals, LLC with a $150 million revolving credit facility, which replaces the Spin-off Credit Agreement revolving credit facility. The revolving credit facility includes a $50 million sub-limit for swingline loans and a $20 million sub-limit for letters of credit. The Term Loan A2 and B2 loan facilities mature on September 10, 2013 and September 10, 2014, respectively, and the revolving credit facility expires on September 10, 2013. We incurred and capitalized approximately $25 million in debt issue costs in connection with the Senior Credit Facilities Agreement.

Pursuant to the Senior Credit Facilities Agreement, Fresenius Kabi Pharmaceuticals, LLC (which was merged with and into APP Pharmaceuticals, Inc. upon consummation of the Merger) entered into an intercompany loan with the borrower of the $500 million Tranche A1 Term Loan and the $502.5 million Tranche B1 Term Loan, and an affiliate of FKP Holdings entered into an intercompany loan with the borrower under the $300 million revolving facility under the Senior Credit Facilities Agreement (collectively, the “Senior Intercompany Loans”), the amount, maturity and other financial terms of which correspond to those applicable to the loans provided to such borrowers under the Senior Credit Facilities Agreement described above. The Senior Intercompany Loans are guaranteed by FKP Holdings and certain of its affiliates and subsidiaries and secured by the assets of FKP Holdings and certain of its affiliates and subsidiaries. The Senior Intercompany Loans provide for an event of default and acceleration if there is an event of default and acceleration under the Senior Credit Facilities Agreement, but acceleration of the Senior Intercompany Loans may not occur prior to acceleration of the loans under the Senior Credit Facilities Agreement. By entering into certain of the Senior Intercompany Loans with Fresenius Kabi Pharmaceuticals, LLC, Fresenius effectively pushed-down its Merger-related term loan borrowings under the Senior Credit Facilities Agreement to the FKP Holdings group. The Senior Intercompany Loans bear interest at a variable rate based on the rates applicable to the corresponding loans under the Senior Credit Facilities Agreement, plus a margin, as discussed below, and are due in 2013 and 2014, as applicable. The balance of the Senior Intercompany Loans outstanding at December 31, 2008 was $1,641.3 million.

Pursuant to the Bridge Facility Agreement, FKP Holdings entered into an intercompany loan (the “Bridge Intercompany Loan”) with an affiliate of FKP Holdings who is the borrower under the Bridge Facility Agreement, the amount, maturity, and other financial terms of which correspond to those applicable to the loans provided to such borrower under the Bridge Facility Agreement. The Bridge Intercompany Loan is guaranteed by certain of its affiliates and subsidiaries and secured by the assets of FKP Holdings and certain of its affiliates and subsidiaries. The Bridge Intercompany Loan provides for an event of default and acceleration if there is an event of default and acceleration under the Bridge Facility Agreement, but acceleration of the Bridge Intercompany Loan may not occur prior to acceleration of the loans under the Bridge Facility Agreement. By entering into the Bridge Intercompany Loan with FKP Holdings, Fresenius effectively pushed-down its Merger-related borrowings under the Bridge Credit Facility Agreement to FKP Holdings. The Bridge Intercompany Loan bears interest at the rate applicable to the corresponding loan under the Bridge Facility Agreement, plus a margin and is due in 2009 or 2015, if extended. The balance of the Bridge Intercompany Loan outstanding at December 31, 2008 was $650 million. In addition, Fresenius SE made two other intercompany loans totaling $456.2 million to FKP Holdings as part of the acquisition. These intercompany loans include fixed interest rates and mature on September 10, 2014. The balance outstanding on these two intercompany loans at December 31, 2008 was $456.2 million.

In connection with the intercompany loans described above, Fresenius also pushed-down to the Company approximately $97.9 million in fees and costs incurred in connection with establishing the Senior Credit Facilities Agreement and Bridge Facilities Agreement, the proceeds of which were used to finance the Merger.

The interest rate on each borrowing under the Senior Credit Facilities Agreement is a rate per annum equal to the aggregate of (a) the applicable margin and (b) LIBOR or EURIBOR for the relevant interest period, subject, in the case of Term Loan B, to a minimum LIBOR or EURIBOR. The applicable margin for Term Loan A Facilities and the Revolving Credit Facilities is variable and depends on the Fresenius Leverage Ratio as defined in the Senior Credit Facilities Agreement.

The Senior Credit Facilities Agreement contains a number of affirmative and negative covenants that are assessed at the Fresenius level and are not separately assessed at APP Pharmaceuticals, LLC.

The obligations of APP Pharmaceuticals, LLC under the Senior Credit Facilities Agreement are unconditionally guaranteed by Fresenius SE, Fresenius Kabi AG, Fresenius ProServe GmbH and APP Pharmaceuticals, Inc. and are secured by a first-priority security interest in substantially all tangible and intangible assets of APP Pharmaceuticals, Inc. and APP Pharmaceuticals, LLC.

On October 6, 2008, the amount available under the Senior Credit Facilities Agreement was increased to approximately $2.95 billion by increasing the amount of the Tranche B1 Term Loan facility by $483.1 million. On October 10, 2008, the full amount of the increase to the Tranche B1 Term Loan facility under the Senior Credit Facilities Agreement was drawn down. These funds, along with an additional $166.9 million (comprised of an additional $50 million drawn on the $300 million revolving credit facility under the Senior Credit Facilities Agreement and $116.9 million drawn on two Fresenius Intercompany loans) were used to repay a portion of the $1.3 billion outstanding under the Bridge Facility Agreement, so that the aggregate amount outstanding under Bridge Facility Agreement, after these repayments, is $650 million.

These changes to the Senior Credit Facilities Agreement and Bridge Credit Facility Agreement were also reflected in the Senior Intercompany Loans and Bridge Intercompany Loan. At the closing of the Merger, the amounts outstanding under the Senior Intercompany Loans and Bridge Intercompany Loan were $1,102.5 million and $1,300.0 million, respectively. In connection with the transactions described above, the balance of the Senior Intercompany Loans was increased by a total of $533.1 million, reflecting the push-down of $483.1 million in additional borrowings under the Tranche B1 Term Loan facility and the $50 million additional draw under the $300 million revolving credit facility. The balance of the Bridge Intercompany Loan was reduced by $650 million and replaced with $533.1 million in additional Senior Intercompany Loans and two Fresenius SE intercompany loans to APP totaling $116.9 million. The repayment of the Bridge Intercompany Loan resulted in the write-off of $13.4 million in related debt issuance costs in the fourth quarter of 2008.

The following is the repayment schedule for Term Loans A2 and B2 and intercompany loans as of December 31, 2008:

	Term Loan A2	Term Loan B2	Intercompany	Total
2009	$37,500	$6,219	$99,892	$143,611
2010	71,500	4,975	81,413	157,888
2011	122,500	4,975	132,414	259,889
2012	150,000	4,975	159,913	314,888
2013	118,500	4,975	128,413	251,888
2014 and thereafter	—	471,381	2,262,388	2,733,769

	$500,000	$497,500	$2,864,433	$3,861,933

The $483.1 million Senior Intercompany Loan borrowing discussed above included a €200 million note with a maturity in 2013. In connection with this borrowing, we entered into six intercompany foreign currency swaps totaling €200 million, in order to limit our exposure to changes in current exchange rates on the Euro-denominated note. These agreements begin to mature in June 2009, with the latest maturity in October 2011, and have not been designated as hedging instruments for accounting purposes. During the successor period ended December 31, 2008, we recognized a foreign currency gain of approximately $4.0 million in our other income (expense) related to the change in fair value of these swap agreements. This foreign currency gain was offset by the $5.7 million currency loss we recorded in order to adjust the carrying value of the Euro-denominated note to reflect the December 31, 2008 exchange rate.

On November 3, 2008, we entered into four interest rate swap agreements with Fresenius for an aggregate notional principal amount of $900 million. These agreements require us to pay interest at an average fixed rate of 3.97% and entitle us to receive interest at variable rate equal to three-month LIBOR on the notional amount. The three-months LIBOR is the benchmark for the term A Loans being Hedged. The interest rate swaps expire in October 2011 and December 2013. At November 3, 2008 we had no initial net investment for these swaps as the swaps had an aggregate fair value of $15.9 million (liability) and Fresenius contributed an equal amount to us. These swaps have been designated as hedges of our exposure to fluctuations in interest payments on outstanding variable rate borrowings due to changes in interest rates (a cash flow hedge). The fair value of these interest rate swap agreements at December 31, 2008 is a liability of $69.3 million, and is included in long-term liabilities in our consolidated balance sheets. From inception through December 31, 2008 we recorded a deferred loss of $32.3 million, net of tax of $20.2 million, in other comprehensive income (loss) and recognized $0.8 million in interest expense, which represented the amount of hedge ineffectiveness. The fair value of these interest rate swaps was determined using the guidance of SFAS No. 157, “Fair Value Measurements”. Refer to Note 11 – Fair Value Measurements.

On January 21, 2009, the borrower under the Bridge Facility Agreement, which is an affiliate of Fresenius, issued two tranches of notes in a private placement. The issuer sold $500 million aggregate principal amount of 9% senior notes and €275 million aggregate principal amount of 8 3/4% senior notes. The notes are senior unsecured obligations of the issuer and mature on July 15, 2015. None of FKP Holdings or any of its subsidiaries guaranteed the January notes. Proceeds of the notes issuance were used to repay in full the $650 million outstanding under the Bridge Facility Agreement. Upon the repayment of the bridge loan, the Bridge Intercompany Loan was refinanced and the new intercompany loan is not guaranteed or secured.

11. Fair Value Measurements

The Predecessor adopted SFAS No. 157, “Fair Value Measurements” on January 1, 2008 for financial assets and liabilities measured at fair value on a recurring basis. The adoption of SFAS No. 157 on January 1, 2008 did not have a significant impact on the consolidated financial statements of our Predecessor. Our Predecessor applied the fair value measurement guidance of SFAS No. 157 in the valuation of its interest rate swaps, which it entered into on February 14, 2008 and settled in September 2008 prior to the completion of the Merger.

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

Assets and liabilities recorded at fair value are valued using quoted market prices, or under a market approach, using other relevant information generated by market transactions involving identical or comparable instruments:

		Basis of Fair Value Measurement (in ‘000’s)
	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets – fair value of foreign currency swaps	$3,955	$—	$3,955	$—

Liabilities:
Contingent value rights	$57,138	$57,138	—	—
Fair value of interest rate swaps	69,332	—	$69,332	—

Total liabilities	$126,470	$57,138	$69,332	$—

12. Related Party Transactions

Net receivables and payables due from (to) related parties for the successor period ended December 31, 2008 pertain to amounts due from (to) Fresenius and its subsidiaries and affiliates, while related party amounts for the predecessor periods pertain to balances and transactions with New Abraxis, which was spun-off by APP on November 13, 2007. See below for a detailed discussion of these transactions.

In connection with the Merger and associated financing transactions, FKP Holdings and its subsidiaries entered into a number of intercompany loan agreements with financing subsidiaries of Fresenius as described in Note 10— Long-Term Debt and Credit Facility. At December 31, 2008, the principal amount outstanding under these loans was $2,864.4 million. Interest expense recognized on these intercompany loans during the successor period was $66.7 million, and accrued interest of $12.8 million was due on these intercompany loans at December 31, 2008. In addition, during the successor period ended December 31, 2008, Fresenius pushed-down approximately $97.9 million in issue costs associated with external borrowings it entered into in order to provide the funding for these intercompany loans. These costs are expected to be repaid and are therefore included in the intercompany payable to Parent Company balance reflected in the accompanying consolidated balance sheets.

On December 29, 2008, FKP Holdings received two short-term notes receivable totaling $33.8 million ($26.1 million and $7.7 million, respectively) from Fresenius in exchange for a short-term cash deposit. The $26.1 million and $7.7 million notes receivable became due and payable on January 2, 2009 and January 8, 2009, respectively. The interest rates on the notes receivable were 2.1% and 1.0%, respectively, and were set based on lender country’s LIBOR rate plus 0.5%. These two loans were repaid at maturity and are reflected as notes receivable from parent in the accompanying consolidated balance sheet at December 31, 2008.

Transactions with New Abraxis

In connection with the November 13, 2007 separation, APP entered into a number of agreements that govern its relationship with New Abraxis for a period of time after the separation. These agreements were entered into while New Abraxis was still a wholly owned subsidiary of Old Abraxis. These agreements include (i) a tax allocation agreement, (ii) a dual officer agreement, (iii) an employee matters agreement, (iv) a transition services agreement, (v) a manufacturing agreement, and (vi) various real estate leases. The following is a description of these agreements.

Tax Allocation Agreement

The tax allocation agreement allocates the liability for taxes. Under the tax allocation agreement, APP is responsible for and have agreed to indemnify New Abraxis against all tax liabilities to the extent they relate to APP’s hospital-based products business, and New Abraxis is responsible for and has agreed to indemnify APP against all tax liabilities to the extent they relate to New Abraxis’ proprietary products business. The tax allocation agreement also provides the extent to which, and the circumstances under which, the parties would be liable if the distribution were not to constitute a tax-free distribution under Section 355 and Section 368(a)(1)(D) of the Internal Revenue Code. In general, New Abraxis would be required to indemnify APP for any taxes resulting from a failure of the distribution to so qualify, unless such failure results solely from APP’s specified acts.

Dual Officer Agreement

APP entered into an agreement with New Abraxis under which APP and New Abraxis acknowledged and agreed that Dr. Soon-Shiong and Ms. Gopala may serve as an officer of both companies and receive compensation from either or both companies. APP also acknowledged and agreed in this agreement that neither Dr. Soon-Shiong nor Ms. Gopala will have any obligation to present to APP any business or corporate opportunity that may come to his or her attention, other than certain business opportunities relating to the manufacture or sale of products that either were manufactured and sold by the hospital-based products business prior to the separation or were the subject of an ANDA filed by APP prior to the separation and related transactions. This agreement does not ensure the continued services of either Dr. Soon-Shiong or Ms. Gopala following the separation and related transactions, restrict these individuals from resigning from APP or restrict APP’s board of directors from terminating their employment with APP. In connection with the private letter ruling, Old Abraxis has represented to the Internal Revenue Service that no person will serve as an executive officer of both New Abraxis and APP one year following the distribution.

Employee Matters Agreement

APP entered into an employee matters agreement with New Abraxis, providing our respective obligations to employees and former employees who are or were associated with our respective businesses, and for other employment and employee benefit matters. Under the terms of the employee matters agreement, we generally assumed all liabilities and obligations related to employee benefits for current and former employees who are or were associated with the hospital-based products business, and New Abraxis generally assumed all liabilities and obligations related to employee benefits for current and former employees who are or were associated with the proprietary products business. Under the employee matters agreement, the parties have agreed to reimburse one another for all indemnifiable losses that each may incur on behalf of the other as a result of any of the benefit plans or any of the termination or severance obligations.

Transition Services Agreement

Pursuant to the transition services agreement, New Abraxis and APP will continue to provide to one another various services on an interim, transitional basis, for periods up to 24 months depending on the particular service. Services that New Abraxis provides to APP include legal services (e.g., assistance with SEC filings, labor and employment matters, and litigation support), financial services and corporate development. Services that APP provides to New Abraxis include information technology support, tax services, accounts payable services, internal audit services, accounts receivable services, general legal services, accounting related assistance, corporate insurance and franchise tax services, human resources, customer operations, sales and marketing support, corporate purchasing and facility services and regulatory support (including assistance with state and federal license renewals). Payments made under the transition services agreement are based on the providing party’s actual costs of providing a particular service. This agreement will terminate after a period of 24 months, but generally may be terminated earlier by either party as to specific services on certain conditions.

Manufacturing Agreement

APP entered into a manufacturing agreement with New Abraxis, through its wholly-owned subsidiary, APP Pharmaceuticals, LLC (“New APP LLC”), for the manufacture of Abraxane® and certain of New Abraxis’ pipeline products by New APP LLC at APP’s Melrose Park and Grand Island manufacturing facilities. Under the terms of the manufacturing agreement, New Abraxis will perform certain manufacturing activities with respect to Abraxane® or other pipeline products, principally related to the formulation and compounding of the active pharmaceutical ingredients in such products, and New APP LLC will undertake the remainder of the manufacturing processes. As part of the manufacturing services, New APP LLC will also provide New Abraxis with training related to proper manufacturing practices and other related training, assistance with quality assurance and control and information technology support related to manufacturing operations. With regard to the Melrose Park and Grand Island facilities, New APP LLC will be responsible for obtaining and maintaining necessary approvals to manufacture Abraxane® or other pipeline products in compliance with the regulatory requirements applicable to the jurisdictions in which such products are sold, subject to the right to receive reimbursement from New Abraxis for the costs of such approvals in certain circumstances. New Abraxis will be responsible for obtaining and maintaining the remainder of the regulatory approvals required to sell and distribute Abraxane® both in the United States and in other jurisdictions, and New Abraxis will be responsible for the final release of the product for sale at the completion of the manufacturing process.

In the manufacturing agreement, New APP LLC agreed with New Abraxis to cap the manufacturing growth of Abraxane® and other pipeline products that New APP LLC is required to manufacture under the agreement over the term of the agreement. Further, in the event of capacity constraints at the Melrose Park or Grand Island facilities, the manufacturing agreement provides that the available capacity will be prorated between New Abraxis and New APP LLC according to the parties’ then current use of New APP LLC’s manufacturing capacity. While the manufacturing agreement allows New Abraxis to override these proration provisions, New Abraxis may only do so by paying New APP LLC additional fees under the manufacturing agreement. The fee New Abraxis would be required to pay New APP LLC to override the proration provisions of the manufacturing agreement is equal to the profit lost by New APP LLC as a result of New Abraxis’ election to override the proration provisions.

New Abraxis will pay New APP LLC a customary margin on its manufacturing costs. In addition, during each of the first three years of the manufacturing agreement, New Abraxis will pay New APP LLC a facility management fee equal to $3 million. The amount of this fee may be offset to the extent New APP employees are transferred to New Abraxis; such offset would be based upon the amount of compensation paid to such transferred employees. The term of the manufacturing agreement will end on December 31, 2011, which will be automatically extended for one year if either New APP LLC exercises its right to extend the lease on New Abraxis’ Melrose Park manufacturing facility for an additional year or New Abraxis exercises its right to extend the lease for New APP LLC’s Grand Island manufacturing facility for an additional year. (See “—Real Estate Leases” below).

The manufacturing agreement includes customary confidentiality provisions pursuant to which New Abraxis and New APP LLC will keep confidential all confidential information of the other party, subject to certain exceptions.

In addition, the manufacturing agreement contains the following indemnification provisions. New Abraxis will indemnify New APP LLC, its affiliates and its officers, directors, employees and agents (which are referred to as the “APP indemnified parties”) from any damages incurred by or assessed against them resulting from a third-party claim caused by or alleged to be caused by (i) New Abraxis’ failure to perform its obligations under the manufacturing agreement (ii) any product liability claim arising from the negligence, fraud or intentional misconduct of New Abraxis or any of its affiliates or any product liability claim arising from its manufacturing obligations (or any failure or deficiency in New Abraxis’ manufacturing obligations) under the manufacturing agreement; (iii) any claim that the manufacture, use or sale of Abraxane® or New Abraxis pipeline products infringes a patent or any other proprietary right of a third party; or (iv) any recall, product liability claim or other third-party claim not arising from the gross negligence or bad faith of, or intentional misconduct or intentional breach of the manufacturing agreement by, the APP indemnified parties by reason of the $100 million limitation of liability described below. New Abraxis will also indemnify the APP indemnified parties for liabilities that they become subject to as a result of their activities under the manufacturing agreement and for which they are not responsible under the terms of the manufacturing agreement. New APP LLC will indemnify New Abraxis, and its affiliates, and their respective officers, directors, employees and agents from any damages incurred or assessed against them resulting from a third-party claim caused by or alleged to be caused by (i) New APP LLC’s gross negligence, bad faith, intentional misconduct or intentional failure to perform its obligations under the manufacturing agreement; and (ii) any product liability claim arising from the gross negligence or bad faith of, or intentional misconduct or intentional breach of the manufacturing agreement by, New APP LLC or its affiliates. The APP indemnified parties will not have any liability for monetary damages to New Abraxis or its affiliates or third parties in connection with the manufacturing agreement for damages in excess of $100 million in the aggregate, except to the extent that the damages are the result of (i) one of New APP LLC’s executive officers in bad faith affirmatively instructing their employees to intentionally breach New APP LLC’s obligation to manufacture Abraxane® or pipeline products under the manufacturing agreement or (ii) any intentional failure by New APP LLC, in bad faith, to cure any material breach of its obligation to manufacture Abraxane® or pipeline products under the manufacturing agreement following notice of this breach.

Real Estate Leases

Following the distribution, New Abraxis owns the manufacturing facility located on Ruby Street, Melrose Park, Illinois, and the research and development and the warehouse facility, both located in the same building on N. Cornell Avenue, Melrose Park, Illinois. APP owns the manufacturing facility located in Grand Island, New York. Following the distribution, the parties entered into a series of lease agreements to facilitate continued production of their respective pharmaceutical products while a manufacturing transition plan is being implemented. Under the terms of the lease agreements, New Abraxis leases the Ruby Street facility, consisting of approximately 122,000 square feet of office, warehouse and pharmaceutical manufacturing space, to APP. The initial term of the lease expires on December 31, 2011 and may be renewed at New Abraxis’ option for one additional year if APP is manufacturing a certain level of its products at the Ruby Street facility in the period prior to the expiration of the lease. During the term of the lease, New Abraxis will have access to the Ruby Street facility to perform certain elements of the manufacturing processes of Abraxane® and other nab™ technology product candidates under the manufacturing agreement as well as, under certain circumstances, to provide contract manufacturing services to third parties. See “Manufacturing Agreement” above. In order to provide sufficient warehouse space to APP during the term of the Ruby Street lease, New Abraxis also leased the Cornell Warehouse facility, consisting of approximately 71,000 square feet of warehouse space, to APP. The initial term of the lease runs until December 31, 2011, and may be renewed at APP’s option for one additional year if the lease for the Ruby Street manufacturing facility is extended. New Abraxis also leased the Cornell R&D facility, consisting of approximately 48,000 square feet of research and development space, to APP. The initial term of the lease runs until December 31, 2010 and may be terminated upon twelve months written notice from and after January 1, 2009. This lease has no option to extend the term of the lease.

New Abraxis leased a portion of APP’s Grand Island facility, consisting of approximately 5,700 square feet of pharmaceutical manufacturing space, to allow New Abraxis to perform its obligations under the manufacturing agreement. The initial term of the lease runs until December 31, 2011, and may be renewed at New Abraxis’ option for one additional year if New Abraxis has not received regulatory approvals from the European Medicines Agency (or “EMEA”), the European equivalent to the FDA, to manufacture Abraxane® in at least two facilities (not including our Grand Island facility) by June 30, 2011.

Transactions relating to these agreements are summarized in the following table:

	Successor	Predecessor
	July 2 through December 31 2008	January 1 through September 9 2008	Year ended December 31, 2007
		(in thousands)
Transition service income	$—	$275	$100
Facility management fees	—	2,075	300
Net rental expense	—	(1,912)	(200)

Margins on the manufacture and distribution of Abraxane®	—	1,490	—

At December 31, 2007, net receivable from related parties totaled $7.0 million, $6.9 million of which was related to activities under the various agreements with New Abraxis, and $0.1 related to charges associated with services rendered under these agreements.

From time to time in the ordinary course of business, APP purchases active pharmaceutical ingredients or final dosage forms from Interchem Corporation and World Gen, LLC. Joseph M. Pizza, who became a director on December 19, 2007, is the president and chief executive officer of these entities. During the year ended December 31, 2007, we purchased a total of $20.7 million of products from these entities. As of December 31, 2007, we had approximately $3.8 million in accounts payable to these entities. Mr. Pizza is no longer a board member or audit committee member of FKP Holdings, effective with the Merger.

13. Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2008 and December 31, 2007:

	(Successor) December 31, 2008	(Predecessor) December 31, 2007
	(in thousands)
Sales and marketing	$22,808	$13,814
Payroll and employee benefits	14,077	12,357
Legal and insurance	5,068	10,213
Accrued separation costs	429	1,993
Accrued interest	18,692	4,024
Other	4,781	3,194

	$65,855	$45,595

14. Leases and Commitments

We have entered into various operating lease agreements for warehouses, office space, automobiles, communications equipment, information technology equipment and software, and office equipment, including the real estate leases with New Abraxis in the predecessor period, as described in Note 12—Related Party Transactions. Rental expense for continuing operations amounted to $5.8 million in 2008, $3.2 million in 2007, and $2.6 million in 2006. Rental expense is recognized on a straight-line basis.

As of December 31, 2008, total future annual minimum lease payments related to non-cancelable operating leases, including amounts pertaining to related party leases as disclosed in Note 12, are as follows:

Year	Total Amount
(in thousands)
2009	$7,607
2010	4,960
2011	3,299
2012	1,496
2013	1,512
2014 and thereafter	2,370

$21,244

In connection with the purchase of the Grand Island facility in the successor period, we recognized rental income of $0.8 million in 2008.

15. Employee Benefit Plan

APP sponsors a 401(k) defined-contribution plan, or 401(k) Plan, covering substantially all eligible employees. Employee contributions to the 401(k) Plan are voluntary. In January 2005, APP adopted an enhanced 401(k) defined-contribution plan to replace the previous plan. Under the new plan, APP makes a qualified non-elective contribution in an amount equal to 3% of all eligible employees’ compensation, regardless of participation in the plan, with such employer contributions vesting immediately. Participants’ contributions are limited to their annual tax deferred contribution limit as allowed by the Internal Revenue Service. APP’s total matching contributions to the 401(k) Plan on a continuing operations basis were $0.8 million in the 2008 successor period and $1.6 million in the 2008 predecessor period (a total of $2.4 million in 2008), $2.1 million in 2007, and $1.9 million in 2006. APP may contribute additional amounts to the 401(k) Plan at its discretion, however APP has never made a discretionary contribution to the 401(k) Plan.

16. Stockholders’ Equity

For accounting purposes, the September 10, 2008 Merger with Fresenius resulted in the cancellation of all outstanding shares of APP. In connection with its establishment, FKP Holdings issued 1,000 shares of its common stock to its direct parent, Fresenius Kabi AG.

The 2006 merger between APP and ABI was accounted for as a downstream merger with ABI viewed as the surviving entity, although APP was the surviving entity for legal purposes. The merger was accounted for as an implied acquisition of APP’s minority ownership interest by ABI. As such, the historical carrying value of APP’s minority ownership interest was stepped up to its estimated fair value and that increase in value was recorded in additional paid-in-capital on the consolidated balance sheet. Additionally, pre-acquisition stockholders’ equity was retroactively restated for the equivalent number of shares received by the accounting acquirer in the 2006 merger, with differences between the par value of the issuer’s and accounting acquirer’s stock recorded in paid-in-capital.

Common Stock Voting Rights

The holders of both our common stock and that of our Predecessor are entitled to one vote for each share held of record upon such matters and in such manner as may be provided by law.

Dividends

As part of the separation and distribution, APP distributed on a pro rata basis to holders of record of its common stock on November 13, 2007 one share of New Abraxis common stock for every four shares of APP common stock held on that date, or 39.9 million common stock shares (see Note 6 – Discontinued Operations—Spin-off of New Abraxis above for more information). Other than the distribution of New Abraxis, APP never paid a dividend on any class of stock.

Under the terms of its various debt agreements, FKP Holdings has restrictions on paying cash dividends in the future. The CVR holders have no rights to dividends.

Treasury Stock

All treasury shares held by our Predecessor were cancelled as part of the separation and distribution of New Abraxis on November 13, 2007.

17. Stock Options

Effective with the Merger, all outstanding “in the money” stock options and restricted stock units of APP were accelerated and became immediately 100% vested and were exercised in accordance with the terms of the Merger Agreement. “In the money” stock options were stock options with an exercise price less than the cash consideration of $23.00 plus the maximum CVR payment. In exchange, the holders received common shares, which were converted into the right to receive $23.00 in cash without interest, and one Contingent Value Right (“CVR”), issued by FKP Holdings and representing the right to receive a cash payment without interest of up to $6.00, as determined in accordance with the terms of the CVR Indenture. All “out of the money” stock options, which were stock options with an exercise price more than the combination of cash consideration of $23.00 plus the maximum CVR payment, were cancelled at the time of the swaps. See Note 3- Merger with APP. As a result, all APP stock-based incentive plans were terminated as of the Merger date of September 10, 2008.

Prior to the Merger, APP sponsored the following stock compensation plans:

1997 Stock Option Plan

Under the 1997 Stock Option Plan, or the 1997 Plan, options to purchase shares of APP common stock were granted to certain employees and the directors with an exercise price equal to the estimated fair market value of APP’s common stock on the date of grant. The 1997 Plan stock options were vested upon completion of APP’s initial public offering in December 2001.

2001 Stock Incentive Plan

The 2001 Stock Incentive Plan, or the 2001 Plan, provided for the grant of incentive stock options and restricted stock to APP’s employees, including officers and employee directors, non-qualified stock options to employees, directors and consultants and other types of awards. Except as determined by APP’s compensation committee, the number of shares reserved for issuance increased annually on the first day of each fiscal year by an amount equal to the lesser of a) 6,000,000 shares, b) 5% of the total number of shares outstanding as of that date or c) a number of shares as determined by APP’s Board of Directors.

The compensation committee of APP’s Board of Directors administered the 2001 Plan and had the authority to determine the terms and conditions of awards, including the types of awards, the number of shares subject to each award, the vesting schedule of the awards and the selection of the grantees. The exercise price of all options granted under the 2001 Plan was determined by the compensation committee of APP’s Board of Directors, but in no event could this price be less than the fair market value of APP’s common stock on the date of grant.

2001 Non-Employee Director Stock Option Program

The 2001 Non-Employee Director Stock Option Program, or the 2001 Program, was adopted as part, and is subject to the terms and conditions, of the 2001 Plan. The 2001 Program established a program for the automatic grant of awards to APP’s non-employee directors at the time that they initially joined the board, and at each annual meeting of the stockholders at which they were elected.

Restricted Stock

Upon vesting, each restricted unit entitled the holder to one share of APP’s common stock. Compensation expense related to restricted stock grants was based upon the market price of APP’s common stock on the date of grant and was charged to operations on a straight-line basis over the applicable vesting period. Restricted stock units granted generally vested ratably over a four year period.

Restricted Unit Plan

In connection with the separation with Abraxis Bioscience, APP assumed the restricted units previously granted to its employees under the American BioScience Restricted Unit Plan II. Those awards became governed under the APP Pharmaceuticals, Inc. Restricted Stock Unit Plan (the “RSU Plan”). Shares of APP’s common stock were issuable upon the vesting of these units. The units issued under the RSU Plan vested one-half on April 18, 2008 (which was the second anniversary of the closing of the merger between Old Abraxis, then known as American Pharmaceutical Partners, and American BioScience). The balance of the shares were scheduled to vest on April 18, 2010, but were accelerated in connection with the Merger. The restricted stock units entitled their holders to receive a number of APP’s shares of common stock on each vesting date determined by taking the value of the vested portion of the award divided by APP’s average trading price over the three days prior to vesting; except that if the average trading price of APP’s stock was less than $14.47, then the notional price was divided by $14.47. The maximum number of APP’s shares that could be issued under this restricted unit plan was 345,542 shares.

Pursuant to an agreement between Old Abraxis and RSU Plan LLC (“RSU LLC”), RSU LLC agreed that prior to the date on which restricted stock units issued pursuant to the RSU Plan became vested, RSU LLC would deliver, or cause to be delivered, to APP the number of its shares of common stock or cash (or a combination thereof) in an amount sufficient to satisfy APP’s obligations relative to vested restricted units under the RSU Plan. APP was required to satisfy its obligations under the RSU Plan by paying to the participant’s cash and/or shares of its common stock in the same proportion as was delivered by the RSU LLC. The intention of this agreement was to have RSU LLC satisfy APP’s obligations under the RSU Plan so that there would not be any further dilution to APP’s stockholders as a result of APP’s assumption of certain awards under the American BioScience Restricted Unit Plan II. Effective with the Merger, all outstanding RSU’s of APP became immediately vested, were exercised and were exchanged for APP common shares, which were converted into the right to receive $23.00 in cash, without interest, and one Contingent Value Right (“CVR”).

Excluding the effects of discontinued operations, stock-based compensation costs for RSU awards were $0 million in the 2008 successor period and $3.1 million in the 2008 predecessor period (a total of $3.1 million in 2008), $6.0 million in 2007, and $2.0 million in 2006.

Employee Stock Purchase Plan

At September 10, 2008, 373,279 restricted shares were outstanding under out 2001 Stock Incentive Plan with a weighted average per share market value of $12.82. All of these restricted shares were vested effective with the merger. At December 31, 2007 487,397 restricted shares were outstanding with a weighted average per share market value of $12.56. During the successor period 94,754 restricted shares vested with a weighted average per share market value of $11.71 and 19,364 restricted shares were forfeited with a weighted average per share market value of $11.99. There were no unvested restricted shares outstanding at December 31, 2008.

Under the 2001 Employee Stock Purchase Plan, or the ESPP, eligible employees could contribute up to 10% of their base earnings toward the semi-annual purchase and issuance of APP common stock. The employees’ purchase price was equal to the lesser of 85% of the fair market value of the stock on the first business day of the offer period, or 85% of the fair market value of the stock on the last business day of the semi-annual purchase period. Employees could purchase no more than 625 shares of APP’s common stock within any given purchase period. An aggregate of 9,238,726 shares of APP’s common stock were reserved for issuance under the ESPP at December 31, 2007. The ESPP provided for annual increases in the number of shares of APP’s common stock issuable under the ESPP equal to the lesser of: a) 3,000,000 shares; b) a number of shares equal to 2% of the total number of shares outstanding; or c) a number of shares as determined by APP’s Board of Directors. On August 7, 2007, in connection with the separation of Old Abraxis’ proprietary products business, Old Abraxis’ Compensation Committee indefinitely suspended the ESPP from and after completion of the purchase period that ended on July 31, 2007.

Stock Options

Prior to the Merger, APP accounted for stock-based compensation in accordance with SFAS 123(R), which requires the recognition of compensation cost for all share-based payments, including employee stock options, at fair value. Our Predecessor utilized the straight-line attribution method to recognize share-based compensation expense over the vesting period of the award. Options granted generally expired ten years from the grant date and vested ratably over a four-year period.

In accordance with SFAS 123(R), APP adjusted stock-based compensation on a quarterly basis for revisions to the estimated rate of equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all periods after January 1, 2005 was recognized in the period the forfeiture estimate was changed. During the fourth quarter of 2007, APP revised the estimated forfeiture rate with respect to stock options. No changes in estimated rate of forfeitures were made during 2006.

The fair values of options granted during the 2008 predecessor period and the years ended December 31, 2007 and 2006 were determined using the Black-Scholes option pricing model, which incorporates various assumptions. The risk-free rate of interest for the average contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is zero as APP has not and did not anticipate paying any dividends. The expected term of awards granted is based upon the historical exercise patterns of the participants in APP’s plans and the expected volatility is based on the historical volatility of APP’s stock over the expected term of the award. The weighted average estimated values of employee stock option grants and rights granted under APP’s employee stock purchase plan as well as the weighted average assumptions that were used in calculating such values during the last three years were based on estimates at the date of grant as follows:

	Periods Ended
	September 9, 2008	December 31, 2007	December 31, 2006
Stock Options
Risk-free rate	4.1%	4.1%	3.9%
Dividend yield	—	—	—
Expected life in years	5	5	5
Volatility	55%	55%	59%
Fair value of options granted	$459,315	$1,440,389	$21,395,865
Weighted average grant date fair value of options granted	$6.12	$5.76	$13.23
Employee Stock Purchase Plan
Risk-free rate	—	4.0%	2.8%
Dividend yield	—	—	—
Expected life in years	—	1.2	1.2
Volatility	—	60%	48%

Additional information with respect to APP’s stock option activity for 2006, 2007 and the 2008 period through the date of the Merger is as follows:

	Options Outstanding		Exercisable Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	3,571,997	$21.36	1,774,537	$11.31

Granted	1,617,550	$28.40
Exercised	(644,030)	$12.46
Forfeited	(573,646)	$34.18

	Options Outstanding		Exercisable Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	3,971,871	$23.81	1,783,696	$14.94

Granted	437,000	$23.41
Exercised	(398,871)	$8.17
Forfeited	(363,285)	$35.15

Outstanding at November 13, 2007	3,646,715	$24.39	$1,960,183	$20.18

Separation Conversion(1)	(514,245)
Granted	42,500	$10.28
Exercised	(39,468)	$4.91
Forfeited	(27,786)	$15.67

Outstanding at December 31, 2007	3,107,716	$12.95	1,695,836	$10.83
Granted	75,000	$13.67
Exercised	(849,853)	$9.19
Forfeited	(151,731)	$13.82
Merger Conversion(2)	(2,181,132)	$14.38

Outstanding at December 31, 2008	0	$0	0	$0

(1)	As part of the separation, stock options relating to employees of New Abraxis were eliminated and stock options for our employees were converted to reflect the adjusted value of the options post-separation. The number of options outstanding on the split date and the associated exercise prices were converted at a rate of 1.9533, which was based on our closing stock price for the 10 consecutive trading days preceding and 10 consecutive trading days following the separation. No additional stock compensation expense resulted from the modifications made due to the anti-dilutive provisions related to the plan.
(2)	Effective with the Merger, all outstanding stock options and restricted stock units of APP were immediately vested into common shares and were converted into the right to receive $23.00 in cash without interest and one Contingent Value Right issued by FKP Holdings and representing the right to receive a cash payment without interest of up to $6.00 as determined in accordance with the terms of the CVR Indenture. Refer to Note 4—Contingent Value Rights (CVR), for further details.

18. Income Taxes

The provision (benefit) for income taxes from continuing operations consists of the following:

	Successor	Predecessor
	July 2 through December 31,	January 1 through September 9,	Year Ended December 31,
	2008	2008	2008	2007	2006
			(in thousands)
Current:
Federal	$(14,348)	$33,691	$19,343	$49,925	$86,709
State	(1,791)	4,373	2,582	8,788	5,069
Foreign	2,058	4,305	6,363	4,376	2,970

Total current	(14,081)	42,369	28,288	63,089	94,748
Deferred:
Federal	(8,085)	(1,861)	(9,946)	(7,381)	(26,610)
State	(4,225)	(193)	(4,418)	(707)	421

Total deferred	(12,310)	2,054	(14,364)	(8,088)	(26,189)

Total provision for income taxes	$(26,391)	$40,315	$13,924	$55,001	$68,559

A reconciliation of the federal statutory rate to our effective tax rate is as follows (in %):

	Successor	Predecessor
	July 2, through December 31,	January 1, through September 9,	Year Ended December 31,
	2008	2008	2008	2007	2006
Tax provision at statutory federal rate	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.2	5.5	0.4	3.8	3.7
In-process research and development charge	(37.8)	—	(44.3)	—	6.9
Research and development tax credits	—	—	—	(0.7)	(3.6)
Minority interest	—	—	—	—	3.5
Foreign rate differential	(0.9)	11.2	(2.9)	6.2	3.3
Domestic production activities deduction	(0.2)	(2.3)	0.1	(2.1)	(1.8)
Stock based compensation	—	(3.2)	0.6	1.0	0.1
Nondeductible transaction costs	—	31.8	(5.5)	—	—
Change in CVR liability	10.5	—	12.3	—	—
Other items	0.1	1.2	(0.1)	(2.3)	8.3
Change in FIN 48 liability	—	0.1	—	(0.8)	—
Valuation allowance	(0.1)	1.6	(0.4)	—	—

Income tax expense	7.8%	80.9%	(4.8)%	40.1%	55.4%

Deferred tax assets and liabilities consist of the following:

	December 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Inventory	$6,105	$8,500
Interest rate swap	20,308	—
Net operating loss and credit carryforwards	3,188	—
Amortization of stock-based compensation	—	4,190
Other accruals and reserves	2,447	4,419

Gross deferred tax assets	32,048	17,109
Less: Valuation allowance	(1,002)	—
Gross deferred tax assets	31,046	17,109
Deferred tax liabilities:
Intangible asset amortization	(98,810)	(64,239)
Depreciation	(4,962)	(5,305)
Foreign exchange	—	(1,374)
Other accruals and reserves	(1,200)	(93)

Total deferred tax liabilities	(104,972)	(71,011)

Net deferred tax liability	$(73,926)	$(53,902)

On September 10, 2008, the date of the Merger, a wholly-owned subsidiary of FKP Holdings merged with and into APP pursuant to the Agreement and Plan of Merger dated July 6, 2008. For tax purposes, APP was the surviving entity. Accordingly, APP and its subsidiaries, will file a consolidated US federal income tax return for 2008, which will include the results of FKP Holdings.

Since our Predecessor’s 2001 initial public offering and continuing through the year-ended December 31, 2005, it has filed separate, stand-alone US federal income tax returns. For state purposes, depending upon the applicable state laws, it may have filed a separate or a consolidated tax return with American BioScience.

Due to the tax free merger with American BioScience in 2006, APP filed in that year final stand-alone federal and consolidated state income tax returns for American Pharmaceutical Partners, Inc.   For tax year 2006, APP included pre- and post-merger income from American BioScience, and post-merger income from American Pharmaceutical Partners, Inc. in new stand-alone federal and state tax return filings. For tax purposes, the downstream merger of parent into subsidiary was treated as a reverse acquisition whereby, American BioScience was the surviving entity.

New APP and New Abraxis entered into a series of agreements in connection with the separation, including a tax allocation agreement. Refer to Note 12—Related Party Transactions for further details.

APP adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. This interpretation clarifies what criteria must be met prior to the recognition of the financial statement benefit of a position taken in a tax return in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The effect of the implementation of FIN 48 was not material.

The following is a rollforward of our total gross unrecognized tax benefits for the year- ended December 31, 2008 (in thousands). All of the total tax benefits of $2.7 million, if recognized, would affect goodwill in future periods.

		Successor	Predecessor
	Combined	July 2, through December 31, 2008	January 1, through September 9, 2008
Beginning balance	$2,959	$3,134	$2,959
Additions for tax positions related to current year	—	—	—
Additions for tax positions related to prior years	175	—	175
Reductions for tax periods of prior years	(420)	(420)	—

Ending balance	$2,714	$2,714	$3,314

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2008, we had accrued $0.3 million for the payment of such interest.

We and our subsidiaries file income tax returns in the US Federal jurisdiction, Canada, Puerto Rico, and various state jurisdictions. We are subject to US federal income tax examinations for calendar years 2006 and 2007. We are also subject to Canadian income tax examinations for the 2005 through 2007 tax years, and to Puerto Rican income tax examinations for 2006 and 2007 tax years. Additionally, we are subject to various state income tax examinations for the 2003 through 2007 tax years. We are currently under state income tax examinations in California, Illinois, Massachusetts and North Carolina for various tax years. There are no other open federal, state, or foreign government income tax audits at this time.

19. Regulatory Matters

We are subject to regulatory oversight by the United States Food and Drug Administration and other regulatory authorities with respect to the development and manufacturing of our products. Failure to comply with regulatory requirements can have a significant effect on our business and operations. Management has designed and operates a system of controls to attempt to ensure compliance with regulatory requirements.

20. Litigation

We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims have included assertions that our products infringe existing patents, product liability and also claims that the use of our products has caused personal injuries. We believe we have substantial defenses in these matters, however litigation is inherently unpredictable. Consequently any adverse judgment or settlement could have a material adverse effect on our results of operations, cash flows or financial condition for a particular period. We record accruals for such contingencies to the extent that we conclude a loss is probable and the amount can be reasonably estimated. We also record insurance receivable amounts from third party insurers.

Summarized below are the more significant legal matters pending to which we are a party:

Patent Litigation

Pemetrexed Disodium

We have filed an ANDA seeking approval from the FDA to market pemetrexed disodium for injection, 500 mg/vial. The Reference Listed Drug for APP’s ANDA is Alimta®, a chemotherapy agent for the treatment of various types of cancer marketed by Eli Lilly. Eli Lilly is believed to be the exclusive licensee of certain patent rights from Princeton University. We notified Eli Lilly and Princeton University of our ANDA filing pursuant to the provisions of the Hatch-Waxman Act and, in June 2008 Eli Lilly and Princeton University filed a patent infringement action in the U.S. District Court for the District of Delaware seeking to prevent us from marketing this product until after the expiration of U.S. Patent 5,344,932, which is alleged to expire in 2016. We have filed our Answer and Counterclaims with the Court in August 2008 and are currently engaged in discovery.

Naropin®

In March 2007 we filed a complaint for patent infringement against Navinta LLC in the U.S District Court for the District of New Jersey. Navinta filed an ANDA seeking approval from the FDA to market ropivacaine hydrochloride injection, in the 2 mg/ml, 5 mg/ml and 10 mg/ml dosage forms. The Reference Listed Drug for Navinta’s ANDA is APP’s proprietary product Naropin®. On July 16, 2008 Navinta filed a motion to dismiss the case based on lack of subject matter jurisdiction. The motion has been fully briefed and is now pending before the Court. On July 31, 2008 the Court denied our request to dismiss five counterclaims brought by Navinta but granted our motion to bifurcate and stay discovery on the claims. The parties are currently engaged in discovery and no trial date has been set.

Oxaliplatin

We have filed ANDAs seeking approval from the FDA to market oxaliplatin for injection, 10 mg and 50mg vials, and oxaliplatin injection, 5mg/ml, in 10ml, 20ml and 40 ml. The Reference Listed Drug is the chemotherapeutic agent Eloxatin® marketed by Sanofi-Aventis that is approved for the treatment of colorectal cancer. Sanofi-Aventis is believed to be the exclusive licensee of certain patent rights from Debiopharm. We notified Sanofi-Aventis and Debiopharm pursuant to the provisions of the Hatch-Waxman Act of the ANDA filings and Sanofi-Aventis and Debiopharm filed patent infringement action in the U.S. District Court for the District of New Jersey seeking to prevent us from marketing these products until after the expiration of various U.S. patents. Multiple cases proceeding against other generic drug manufacturers were consolidated pursuant to a pre-trial scheduling order in April 2008. We have filed a summary judgment motions on the issues of non-infringement and invalidity with the Court and are awaiting disposition of the motions. Expert discovery will conclude in June 2009.

Product Liability Matters

Sensorcaine

We have been named as a defendant in approximately twenty-two personal injury/ product liability actions (out of an original thirty-four – twelve of which have been dismissed) brought against us and other pharmaceutical companies and medical device manufacturers by plaintiffs claiming that they suffered injuries resulting from the post-surgical release of certain local anesthetics via a pain pump into the shoulder joint. We acquired several generic anesthetic products from AstraZeneca in June 2006. Pursuant to the Asset Purchase Agreement with AstraZeneca we are responsible for indemnifying Astra Zeneca for defense of suits alleging injuries occurring after the acquisition date (unless the drugs are determined to be defective in manufacturing, in which case AstraZeneca will indemnify us pursuant to that certain Manufacturing and Supply Agreement entered into by us and AstraZeneca). Likewise Astra Zeneca agreed to indemnify us for suits alleging injuries occurring prior to the acquisition date. All of our local anesthetic products are approved by the FDA and continue to be marketed and sold to customers.

The cases have been filed in various jurisdictions around the country, including Indiana, Kentucky, New York, Colorado, Ohio, Minnesota, and California. Some are in state court, and most are in federal court. Discovery has just begun in most cases. We anticipate additional cases will be filed throughout the U.S. and we maintain product liability insurance for these matters.

Aredia and Zometa

We have been named as a defendant in four personal injury/product liability cases brought against us and other manufacturers by plaintiffs claiming that they suffered injuries resulting from the use of pamidronate (the generic equivalent of Aredia®) prescribed for the management of metastic bone disease. Plaintiffs’ allege Aredia causes osteonecrosis to the jaw. The four cases have been consolidated into multi-district litigation before the Court in the U.S. District Court, Middle District Tennessee. We filed answers in three of the cases and filed a joinder in October 2008 with another defendant’s Motion to Dismiss for failure to serve the plaintiff’s complaint within 120 days of filing. The case was dismissed in November 2008. During a conference call in December 2008 it was agreed that there will be no discovery from generic manufacturers until May 2009.

Breach of Contract Matters

On February 9, 2005 Pharmacy, Inc., filed suit against us in the U.S. District Court for the Eastern District of New York alleging we breached an Asset Purchase Agreement entered into September 30, 2002 by the parties. In its complaint Pharmacy seeks to recover monetary damages and other relief for the alleged breach of the contract. Discovery and dispositive motions have been substantially completed and the parties have submitted an amended pre-trial order on December 10, 2008. We expect the Court will certify the case as trial ready and set a pre-trial conference in the second quarter of 2009. We believe that we did not breach the contract and are vigorously defending this matter.

21. Total Revenue by Product Line

Total revenue by product line was as follows:

	Successor	Predecessor
	July 2, through December 31, 2008	January 1, through September 9, 2008	2007	2006
		(in thousands)
Critical care	$175,101	$304,722	$382,772	$302,244
Anti-infective	78,509	142,279	193,704	213,490
Oncology	22,601	39,916	55,308	57,872
Contract manufacturing and other	4,625	8,880	15,590	9,595

Total revenue	$280,836	$495,797	$647,374	$583,201

Our top ten products comprised approximately 58% of our total revenue for the year ending December 31, 2008, with the top five products accounting for 46% of our total revenue. We continue to derive a large percentage of our revenue through a small number of GPOs. Currently, fewer than ten GPOs control a large majority of sales to hospital customers.

22. Unaudited Quarterly Financial Data

Selected quarterly data for 2008 and 2007 is as follows:

	Year Ended December 31, 2008
	Predecessor			Successor
			July 1, through September 9,	July 2, through September 30,
	First	Second	2008	2008	Fourth
	(in thousands)
Net revenue	$148,079	$197,918	$149,800	$48,080	$232,756
Gross profit	70,063	94,148	81,348	13,302	97,061
Income, (loss) from continuing operations	9,157	23,892	(23,506)	(218,355)	(94,090)
Net Income (Loss)	$9,157	$23,892	$(23,506)	$(218,355)	$(94,090)

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	(in thousands)
Net revenue	$140,268	$159,327	$153,179	$194,600
Gross profit	65,437	80,150	68,124	101,617
Income, (loss) from continuing operations	13,617	22,792	14,110	31,660
Net Income (Loss)	$11,115	$23,096	$(8,385)	$8,532

For comparative purposes, the 3rd quarter of 2008 reflects the combination of predecessor and successor results.

23. Subsequent Events

On January 21, 2009, the borrower under the Bridge Facility Agreement, which is an affiliate of Fresenius, issued two tranches of notes in a private placement. The issuer sold $500 million aggregate principal amount of 9% senior notes and €275 million aggregate principal amount of 8 3/4% senior notes. The notes are senior unsecured obligations of the issuer and mature on July 15, 2015. None of FKP Holdings or any of its subsidiaries guaranteed the January notes. Proceeds of the notes issuance were used to repay in full the $650 million outstanding under the Bridge Facility Agreement. Upon the repayment of the bridge loan, the Bridge Intercompany Loan was refinanced and the new intercompany loan is not guaranteed or secured.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance we necessarily are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this report. Based on their evaluation and subject to the foregoing, management concluded that our disclosure controls and procedures were effective as of December 31, 2008.

(b) Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Changes in internal controls.

Management has determined that, as of December 31, 2008, there were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

We are omitting Part III, Items 10, 11, 12, 13 and 14 and will incorporate such items by reference to an amendment to this Annual Report on Form 10-K.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

a. (1) Financial Statements

The following consolidated financial statements of Fresenius Kabi Pharmaceuticals Holding, Inc. are included in Part II, Item 8 of this Report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statements of Operations for the successor period from July 2, 2008 through December 31, 2008, predecessor period from January 1, 2008 through September 9, 2008, and the years ended December 31, 2007 and 2006

Consolidated Statements of Stockholders’ Equity (Deficit) for the successor period from July 2, 2008 through December 31, 2008, predecessor period from January 1, 2008 through September 9, 2008, and the years Ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the the successor period from July 2, 2008 through December 31, 2008, predecessor period from January 1, 2008 through September 9, 2008, and the years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule

The following consolidated financial statement schedule of Fresenius Kabi Pharmaceuticals Holding, Inc. is filed as part of this Report:

Schedule II. Valuation and Qualifying Accounts and Reserves for the successor period from July 2, 2008 through December 31, 2008, predecessor period from January 1, 2008 through September 9, 2008, and the years ended December 31, 2007 ans 2006.

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The exhibits are as set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on the 18th day of February 2009.

Fresenius Kabi Pharmaceuticals Holding, Inc.

By:	/s/ THOMAS SILBERG
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PEOPLE BY THESE PRESENTS, that each director of Fresenius Kabi Pharmaceuticals Holding, Inc. whose signature appears below hereby appoints Dr. Ulf M. Schneider, Rainer Baule and Richard E. Maroun, and each of them, severally, acting alone and without the other, his/her true and lawful attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign on such person’s behalf, individually and in each capacity stated below, any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS SILBERG	Chief Executive Officer	February 18, 2009
Thomas Silberg	(Principal Executive Officer)

/s/ RICHARD J. TAJAK	Executive Vice President and Chief Financial Officer	February 18, 2009
Richard J. Tajak	(Principal Accounting Officer)

/s/ DR. ULF M. SCHNEIDER	Director	February 18, 2009
Dr. Ulf M. Schneider

/s/ RAINER BAULE	Director	February 18, 2009
Rainer Baule

/s/ MICHAEL D. BLASZYK	Director	February 18, 2009
Michael D. Blaszyk

/s/ PERRY PREMDAS	Director	February 18, 2009
Perry Premdas

/s/ PATRICK SOON-SHIONG, M.D.	Director	February 18, 2009
Patrick Soon-Shiong, M.D.

Fresenius Kabi Pharmaceuticals Holding, Inc.

Schedule II—Valuation and Qualifying Accounts and Reserves For the Successor Period from July 2, 2008 Through

December 31, 2008, Predecessor Period from January 1, 2008 Through September 9, 2008 and the

Years Ended December 31, 2007 and 2006

Allowance for doubtful accounts:

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
	(in thousands)
July 2 through December 31, 2008 (Successor)	$100	$123	$26	$197
January 1 through September 9, 2008 (Predecessor)	$100	$—	$—	$100
Year ended December 31, 2007	$100	$7	$7	$100
Year ended December 31, 2006	$627	$(472)	$55	$100

EXHIBIT INDEX

Exhibit Number	Description
2.1	Separation and Distribution Agreement among APP, Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 2.3 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

2.2	Agreement and Plan of Merger, dated July 6, 2008 among APP, Fresenius SE, Fresenius Kabi Pharmaceuticals Holding LLC, and Fresenius Kabi Pharmaceuticals LLC (Incorporated by reference to Exhibit 2.1 to APP’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2008)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2008)

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2008)

4.1	Reference is made to Exhibits 3.1 and 3.2

10.1	Tax Allocation Agreement among APP, Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 10.2 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.2	Transition Services Agreement between APP, and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 10.3 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.3	Employee Matters Agreement among APP, APP Pharmaceuticals, LLC, Abraxis BioScience, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 10.4 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.4*	Manufacturing Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 10.5 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.5	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the premises located at 2020 Ruby Street, Melrose Park, Illinois (Incorporated by reference to Exhibit 10.6 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.6	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the warehouse facilities located at 2045 N. Cornell Avenue, Melrose Park, Illinois (Incorporated by reference to Exhibit 10.7 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.7	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the research and development facility located at 2045 N. Cornell Avenue, Melrose Park, Illinois (Incorporated by reference to Exhibit 10.8 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.8	Lease Agreement between Abraxis BioScience, LLC and APP Pharmaceuticals, LLC for the premises located at 3159 Staley Road, Grand Island, New York (Incorporated by reference to Exhibit 10.9 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.9	Lease Agreement between Manufacturers Life Insurance Company (U.S.A.) and APP for 1501 E. Woodfield Road, Suite 300 East Schaumburg, Illinois, known as Schaumburg Corporate Center (Incorporated by reference to APP’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2005)

10.10	Purchase and Sale Agreement, dated April 24, 2006, between APP and Pfizer, Inc. (Incorporated by reference to Exhibit 10.26 to APP’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

10.11*	Asset Purchase Agreement, dated April 26, 2006, between APP and AstraZeneca UK Limited (Incorporated by reference to Exhibit 10.14 to APP’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.12*	Amendment to the Asset Purchase Agreement, dated June 28, 2006, between APP and AstraZeneca UK Limited (Incorporated by reference to Exhibit 10.15 to APP’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.13*	Manufacturing and Supply Agreement, dated June 28, 2006, between APP and AstraZeneca LP. (Incorporated by reference to Exhibit 10.17 to APP’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.14*	Manufacturing and Supply Agreement, dated June 28, 2006, between APP and AstraZeneca Pharmaceuticals LP. (Incorporated by reference to Exhibit 10.18 to APP’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.15	Retention Agreement, dated as of November 20, 2006, between APP and Thomas H. Silberg (Incorporated by reference to Exhibit 10.24 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

10.16	Retention Agreement, dated as of November 20, 2006, between APP and Frank Harmon (Incorporated by reference to Exhibit 10.25 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

10.17*	Credit Agreement, dated August 20, 2008, among Fresenius SE, the borrowers and other guarantors identified therein, Deutsche Bank AG London Branch, as Administrative Agent and certain lenders thereto (Incorporated by reference to Exhibit 10.17 to Fresenius Kabi Pharmaceuticals Holding, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008)

10.18	First Amendment to the Credit Agreement dated October 6, 2008 among the Registrant, Fresenius SE, certain affiliates of Fresenius SE named therein and Deutsche Bank AG London Branch, as Administrative Agent (Incorporated by reference to Exhibit 10.18 to Fresenius Kabi Pharmaceuticals Holding, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008)

10.19*	Intercompany Term Loan Agreement dated September 10, 2008 among Fresenius Kabi Pharmaceuticals, LLC, the guarantors listed therein, Deutsche Bank AG London Branch as collateral agent and Fresenius US Finance I, Inc. (Incorporated by reference to Exhibit 10.19 to Fresenius Kabi Pharmaceuticals Holding, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008)

10.20	First Amendment to Intercompany Term Loan Agreement dated October 10, 2008 among APP Pharmaceuticals, Inc., the guarantors listed therein, Deutsche Bank AG London Branch as collateral agent and Fresenius US Finance I, Inc. (Incorporated by reference to Exhibit 10.20 to Fresenius Kabi Pharmaceuticals Holding, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008)

10.21*	Intercompany Bridge Term Loan Agreement dated September 10, 2008 among Fresenius Kabi Pharmaceuticals Holding, Inc., the guarantors named therein, Deutsche Bank AG London Branch as collateral agent and Fresenius US Finance II, Inc. (Incorporated by reference to Exhibit 10.21 to Fresenius Kabi Pharmaceuticals Holding, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008)

10.22	Employment Agreement between APP and Richard Tajak (Incorporated by reference to Exhibit 10.25 to APP’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2008)

10.23	Form of Contingent Value Rights Agreement (Incorporated by reference to Exhibit 4.1 to Fresenius Kabi Pharmaceuticals Holding, LLC Form S-4 filed with the Securities and Exchange Commission on July 31, 2008)

10.24	Non-Competition Agreement, dated as of July 6, 2008, among Fresenius SE and Dr. Patrick Soon-Shiong (Incorporated by reference to Exhibit 10.2 to Fresenius Kabi Pharmaceuticals Holding, LLC Form S-4 filed with the Securities and Exchange Commission on July 31, 2008)

10.25	Consulting Agreement dated as of July 6, 2008, among Fresenius SE, Fresenius Kabi Pharmaceuticals Holding, LLC and Dr. Patrick Soon-Shiong (Incorporated by reference to Exhibit 10.3 to Fresenius Kabi Pharmaceuticals Holding, LLC Form S-4 filed with the Securities and Exchange Commission on July 31, 2008)

14.1	Code of Business Conduct (Incorporated by reference to Exhibit 14.1 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

21.1†	List of Subsidiaries of the Registrant

24.1	Power of Attorney (included on signature page)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
†	Filed herewith.