Form 10-K/A
period 2008-12-31
Fresenius Kabi Pharmaceuticals Holding, Inc.
filed 2009-03-31
CIK 1439449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 31, 2009, all of the shares of the registrant’s common stock were held by Fresenius Kabi AG.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Fresenius Kabi Pharmaceuticals Holding, Inc. (“FKP Holdings”) is filing this Amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as originally filed with the Securities and Exchange Commission on February 18, 2009 (the “Annual Report”), solely for the purpose of amending and supplementing Part III of the Annual Report. This amendment changes our Annual report only by including information required by Part III (Items 10, 11, 12, 13 and 14). In addition, as required by rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits under Item 15 of Part IV hereof.

No other amendments are being made to the Annual Report. Except as otherwise expressly stated below, this Amendment does not reflect events occurring after the date of the Annual Report nor does it modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information with respect to our directors and executive officers as of December 31, 2008:

Name	Age	Position(s)

Thomas H. Silberg	62	President and Chief Executive Officer

Michael Blaszyk	56	Director

Perry W. Premdas	56	Director

Patrick Soon-Shiong, M.D.	56	Director

Ulf M. Schneider	43	Director

Rainer Baule	60	Director

Richard J. Tajak	56	Executive Vice President and Chief Financial Officer

Frank Harmon	54	Chief Operating Officer and Executive Vice President

Richard E. Maroun	54	General Counsel and Corporate Secretary

Thomas H. Silberg has served as our President and Chief Executive Officer since September 2008 and was President and Chief Executive Officer of APP Pharmaceuticals Inc. (“APP Pharmaceuticals”) from November 2007 to September 2008. Prior to that, he served as president of Abraxis Pharmaceutical Products, which was one of our divisions, from September 2006 to November 2007. He joined us in May 2006 as our executive vice president, commercial operations & operational excellence. Mr. Silberg is responsible for all of our global operations. From March 2004 to June 2005, Mr. Silberg served as chief operating officer of Tercica, Inc., a biotechnology company, where his direct responsibilities included regulatory, clinical development, medical affairs, manufacturing, quality assurance/quality control, sales and marketing, business development, and project management. Prior to his work at Tercica, Mr. Silberg was executive vice president and chief operating officer of Ligand Pharmaceuticals from March 2001 to May 2003, after serving as senior vice president of commercial operations from January 2000. Mr. Silberg began his career in 1972 with Hoffmann-LaRoche, Inc., where, over a 27-year span he held a variety of positions and rose through the management ranks to vice president of business operations. Mr. Silberg earned a B.S. in marketing and advertising from the University of Minnesota.

Michael Blaszyk has served as a director since August 2006. He has served as Executive Vice President and chief financial officer for Catholic Healthcare West since December 2000. Prior to joining Catholic Healthcare West, Mr. Blaszyk was the senior vice president for community hospitals and home care and the chief financial officer for University Hospitals Health System in Cleveland, Ohio from October 1997 to December 2000. Mr. Blaszyk also previously served as the managing partner of the Northeast region Health Care Provider Consulting Practice for William M. Mercer and the executive vice president at Boston Medical Center. Mr. Blaszyk is member of the finance committee of Ascension Health System and a member of the finance and audit committee for Catholic Health Initiatives. Mr. Blaszyk completed his undergraduate studies in life sciences from Wayne State University and received his master’s degree in health services administration from the School of Business from the University of Colorado.

Perry W. Premdas has served as a director since December 2008. Mr. Premdas served as the chief financial officer and a member of the board of management of Celanese AG from 1999 to 2004. From 1997 to 1998, Mr. Premdas served as a senior executive vice president and chief financial officer of Centeon LLC, a joint venture of Hoechst AG and Rhone Poulenc SA. Over his 30 year career in US and international operations, he has led the treasury, finance, audit and investor relations functions and had general manager, executive and board member roles in various wholly-owned and joint venture operations. Mr. Premdas holds a BA from Brown University and an MBA from the Harvard University Graduate School of Business. Mr. Premdas is also a director of Ferro Corporation, Compass Minerals International, Inc. and Balchem Corporation.

Patrick Soon-Shiong, M.D. has served most recently as the APP Pharmaceuticals Chief Executive Officer from December 2005 to September 2008 and APP Chairman from November 2004 until September 2008. Previously he has served as our Chief Executive Officer and Chairman of the board of directors since our inception in March 1996 to November 2004 and as our President from July 2001 to November 2004. Dr. Soon-Shiong also served as president, chief financial officer and a director of American BioScience, Inc. (“ABI”) from June 1994 until April 2006. Dr. Soon-Shiong serves as the chief executive officer and chairman of the board of Abraxis BioScience (formerly New Abraxis, Inc., or “New Abraxis”), which was our wholly-owned subsidiary until its shares were distributed to our stockholders on November 13, 2007. Dr. Soon-Shiong holds a degree in medicine from the University of the Witwatersrand and a M.Sc. in science from the University of British Columbia. Dr. Soon-Shiong is a fellow of the American College of Surgeons and the Royal College of Physicians and Surgeons of Canada. Dr. Soon-Shiong serves on the Board of Directors for the National Institute of Transplantation, the Technology Council for the Center for Cancer Nanotechnology Excellence, two advisory boards of the RAND Corporation (the Health Board and the Asia Pacific Policy Board) and the Board of Trustees for the Saint John’s Health Center.

Ulf M. (Mark) Schneider has served as a director since September, 2008. Mr. Schneider is the Chairman of the Management Board and Chief Executive Officer of our Parent company, Fresenius SE. He joined the Fresenius group in November 2001 and served as Chief Financial Officer of Fresenius Medical Care AG before assuming his current position on May 28, 2003. Previously, he was Group Finance Director for Gehe UK plc., a pharmaceutical wholesale and retail distributor, in Coventry, United Kingdom. Ulf M. Schneider held several senior executive positions since 1989 with Gehe’s majority shareholder, Franz Haniel & Cie. GmbH, a diversified German multinational company. Ulf M. Schneider holds a Lic. oec. degree in Finance and Accounting, a Ph.D. in Economics from the University of St. Gallen and an MBA from Harvard University.

Rainer Baule has served as a director since September, 2008. Mr. Baule joined the Management Board of our Parent company, Fresenius SE on June 1, 1997, and has been president and CEO of the Fresenius Kabi division and Chairman of the Management Board of Fresenius Kabi AG since May 7, 2001. From 1996 to 1997 he was CEO of EG&G Berthold, Bad Wildbad. Beginning in 1979 he held several leading positions in Germany and the U.S. at Carl Zeiss Group, Oberkochen, most recently as Executive Vice President of a division and as Member of the Zeiss Group Management. Rainer Baule started his professional career as a Management Partner of Komeg-Kontroll-Technik GmbH, Riegelsberg. He holds a degree in Commercial Engineering from TU Darmstadt.

Richard Tajak has served as our Executive Vice President and Chief Financial Officer since April 2008 after joining the Company as Senior Vice President, Finance in March 2008. Mr. Tajak has over 20 years of broad and extensive pharmaceutical experience, serving most recently as Sr. Vice President, Finance for the North American operations of Astellas Pharmaceuticals, Inc. Prior to that, Mr. Tajak was at Fujisawa Healthcare/USA and Lyphomed, Inc., where he had increasing levels of responsibility in the areas of accounting, finance, SEC reporting, audit and corporate operations. Mr. Tajak holds a Bachelors degree in Finance and an M.B.A from the University of Notre Dame, and is a Certified Public Accountant.

Frank Harmon currently serves as our Chief Operating Officer and Executive Vice President. From September 2006 until November 2007, Mr. Harmon served as the Chief Operating Officer and Executive Vice President of Abraxis Pharmaceutical Products, which was one of our divisions. He joined us in April 2006 as the executive vice president of global operations. Mr. Harmon oversees global manufacturing operations as well as the corporate quality assurance and quality control and the supply chain organizations as well as Generic Product Development, Regulatory Affairs and Operational Excellence. Prior to joining Abraxis Pharmaceutical Products, from May 2004 to April 2006, Mr. Harmon was the senior vice president, manufacturing operations for the Sterile Technologies Group at Cardinal Health where he was responsible for multiple sites throughout the United States and Puerto Rico. Mr. Harmon also served as the Corporate Vice President for Manufacturing from January 2003 through May 2004 for Cardinal Health and as Cardinal Heath’s Vice President and General Manager of Operations from March 2000 through January 2003. Mr. Harmon has also served as vice president, biopharmaceutical operations for Aventis Behring. Mr. Harmon earned an M.B.A. from St. Louis University and undergraduate B.S. degrees in biology and chemistry from Western Kentucky University.

Richard E. Maroun served as our Chief Administrative Officer from April 2006 until January 1, 2009 and has served as our General Counsel and Corporate Secretary since September 2006. From August 2004 to April 2006, Mr. Maroun served as general counsel and vice president of corporate development at American Bioscience. Before joining American Bioscience, Mr. Maroun served as Director, Merrill Lynch Private Wealth Management for four years from 2000 to 2004. Before 2000, Mr. Maroun practiced law in Northern California specializing in business and tax matters and was a senior tax manager with Deloitte & Touche. Mr. Maroun is on the board and a member of the finance and executive committees of Alliant University. Mr. Maroun holds a B.S. in economics from John Carroll University in Cleveland, Ohio, a J.D. from Santa Clara University and an L.L.M in taxation from Boston University.

The following table sets forth certain information with respect to our key employees:

Name	Position(s)

David Bowman	Vice President—Product Development

James Callanan	Vice President—Human Resources

Katherine Gregory	Vice President—Business Development

Lisa McChesney Harris	Vice President—Regulatory Affairs

Dave Hebeda	Vice President – Corporate Controller

Scott W. Meacham	Senior Vice President—Sales and National Accounts

Arthur Pelletier	Vice President—Quality Assurance/Quality Control

Deena Reyes	Vice President—Marketing

Sam Trippie	Senior Vice President—Manufacturing

David Bowman has served as our Vice President of Product Development since December 2006. Prior to joining us, he served as President and CEO of NeuRxus, Inc. from June 2004 to December 2006. From August 2002 to June 2004 he ran global projects for Pharmacia/Pfizer and served as Vice President of Operations for Zonagen, Inc. prior to leaving after 11 years. Mr. Bowman holds a M.P.H. in Toxicology and Laboratory Sciences and a B.S. in Microbiology and Cell & Molecular Biology from the University of Michigan.

James Callanan joined the company in January 2006 as the Vice President of Human Resources with responsibility for the Human Resource function company-wide. Prior to joining our company, Mr. Callanan held various executive and senior positions in Human Resources in companies such as ZLB Behring, Aventis Behring, Sanofi Animal Health, LTD, and Fujisawa USA, Inc. He holds a BS in Chemistry Business Administration from Indiana University

Katherine Gregory was promoted to Vice President of Business Development in May 2006. Ms. Gregory has led our business development department with primary responsibility for the generic product pipeline since our acquisition of the generic assets of Fujisawa USA in June 1998. Ms. Gregory was with Fujisawa USA from September 1991 to June 1998. She holds a B.S. in Business Administration from Brescia University, Owensboro, Kentucky.

Lisa L. McChesney-Harris, PhD. has served as our Vice President of Regulatory Affairs since February 2008. Prior to joining us, she served as Senior Director / Director of Protocol Link, Inc. from April 2004 to January 2008, during which time she provided expert technical, compliance, and regulatory services to clients throughout the pharma industry. She has over 16 years of industrial experience including 7 years in ethical drug development (Abbott Laboratories, 1992 to 1996, Immtech International, 2000 to 2002, BioSante Pharmaceuticals, 2002 to 2004) and 4 years in a start up generic company, Apotex Corp. (1996 to 2000), specializing in both the analytical and formula development of injectable ANDA products. She is a co-inventor on one issued US patent. Dr. McChesney-Harris holds a Ph.D. in Pharmaceutical Chemistry from the University of Kansas and a B.A. in Chemistry from the University of Missouri, St. Louis.

Dave Hebeda was appointed Vice President and Corporate Controller on April 2, 2008. Mr. Hebeda served as Corporate Controller from September 2006 to April 2008, having joined the Company in January 2006 as the Assistant Controller, serving in that capacity until September 2006. Prior to joining the Company, Mr. Hebeda was the Corporate Controller of GVW Holdings. Mr. Hebeda has over 18 years of broad and extensive experience in finance and accounting including increasing levels of responsibility in areas of accounting, finance, SEC reporting and Treasury. Mr. Hebeda holds a Bachelors degree in Accounting from Eastern Illinois University, an M.B.A from Northwestern University’s Kellogg School of Management, and is a Certified Public Accountant.

Scott W. Meacham joined APP in February 2005 and he currently serves as our Senior Vice President of Sales and National Accounts. Prior to joining APP Pharmaceuticals, Inc., Mr. Meacham was the Vice President, National Accounts, U.S. Renal Division, with Baxter Healthcare. He also spent 17 years at Abbott Laboratories where he held a number of positions including his last position as Director of Sales for the Abbott Critical Care Systems. Mr. Meacham holds a B.S. degree in Pharmacy from Butler University.

Arthur Pelletier joined the company in September 2006 and has since served as the Vice President of Quality Assurance/Quality Control with responsibility for the Quality Programs in all of the operating plants and corporate. Prior to joining APP Pharmaceuticals, Inc., Mr. Pelletier also held various executive and senior positions in Quality and Manufacturing in companies such as Cardinal Health, Abbott, King Pharmaceuticals and other sterile product oriented companies. He holds a B.A. in Chemistry from St. Michael’s College, Burlington, Vermont.

Deena Reyes was appointed Vice President of Marketing on March 1, 2004. Ms. Reyes joined us in January 2001 as Director of Marketing. Prior to that Ms. Reyes served as Senior Product Manager for Pharmacia. Ms. Reyes holds a B.S. degree in Molecular, Cellular and Developmental Biology from the University of Colorado and an M.B.A. from St. Louis University.

Sam Trippie was appointed Senior Vice president of Manufacturing in May 2006 after serving as our Vice President of Manufacturing since June 1998. From September 1992 to June 1998, Mr. Trippie served as vice president of manufacturing at Fujisawa USA, Inc., a pharmaceutical company. Prior to that, Mr. Trippie was vice president of manufacturing at Sanofi Animal Health Ltd. and held various positions in quality assurance and manufacturing at Baxter International. Mr. Trippie holds a B.S. in Microbiology from the University of Southwest Louisiana. Mr. Trippie retired from Fresenius Kabi Pharmaceuticals Holding Inc. on December 31, 2008.

Controlled Company Status and Director Independence

Under the NASDAQ Marketplace Rules, we are a “controlled company” since Fresenius SE (“Parent Company”) through its subsidiary Fresenius Kabi AG, beneficially owns over 80% of the voting power of our securities. As a controlled company, we are exempt from certain NASDAQ listing requirements including the requirement to have (i) a board of directors, comprised of a majority of independent directors, (ii) the compensation of executive officers determined or recommended by a majority of independent directors or a compensation committee comprised solely of independent directors, and (iii) director nominees selected or recommended for the board of directors’ selection either by a majority of independent directors or a nominating committee comprised solely of independent directors.

The board of directors has evaluated the relationships between the directors and us and has determined that each of Michael Blaszyk and Perry W. Premdas is “independent” as defined in the NASDAQ Marketplace Rules.

In connection with the Merger, Fresenius and FKP Holdings entered into a consulting agreement with Patrick Soon-Shiong for a period of one year, at a rate of $600,000 per year, renewable by the parties unless terminated by Fresenius and FKP Holdings. In addition, while the consulting agreement is in effect, to the extent that the Adjusted EBITDA of FKP Holdings and its subsidiaries exceeds by at least ten percent APP management’s projected Adjusted EBITDA set forth in its three year business plan, Dr. Soon-Shiong shall receive an additional incentive fee of $600,000 per year.

Executive Sessions of Non-Management Directors

Under NASDAQ Marketplace Rules, the independent directors of our board of directors are required to meet in executive sessions at which only independent directors are present. The independent directors of our board meet in executive session, generally at regularly scheduled meetings of the board of directors or at other times as considered necessary or appropriate. A presiding director is chosen by the independent directors to preside at each meeting and does not need to be the same director at each meeting.

Committees

The board of directors currently has an audit committee. As a controlled company, we are not required under the applicable listing standards of NASDAQ to have a standing nominating or compensation committee.

Audit Committee. The audit committee consists of Michael Blaszyk, Perry W. Premdas, Ulf M. (Mark) Schneider and Rainer Baule, with Mr. Blaszyk as the audit committee chairman. The board of directors has determined that Mr. Blaszyk meets the SEC’s definition of “audit committee financial expert” based on his position as chief financial officer of several companies, including Catholic Healthcare West. The board has determined that each of Michael Blaszyk and Perry W. Premdas is “independent” as defined in the NASDAQ Marketplace Rules. Although Ulf M. (Mark) Schneider and Rainer Baule are not “independent” as defined in NASDAQ Marketplace Rules, the board has determined that due to their financial background and their respective experiences in the industry, that it was in the best interest of the stockholders for them to serve on the audit committee.

The “controlled company” exception does not modify the independence requirements for the Audit Committee, and we intend to comply with the requirements of the Sarbanes-Oxley Act and NASDAQ rules, which require that our Audit Committee be composed of at least three members, each of whom will be independent, within one year from August 20, 2008, the date in which we were required to commence filing reports with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

The audit committee reviews our financial reporting process and the integrity of our financial statements, the system of internal controls, the internal and external audit process, and the process for monitoring compliance with laws and regulations. The audit committee also has the responsibility to review, consider and approve related party transactions. The audit committee charter may be viewed at our website at http://www.apppharma.com The information contained on our website is not intended to be, nor shall it be incorporated by reference into, this filing.

Board Meetings and Attendance

During the year ended December 31, 2008, the Fresenius Kabi Pharmaceuticals Holding Inc. board of directors met one time. The audit committee held two meetings during the year ended December 31, 2008. In 2008, all directors attended at least 75% of all meetings of the board of directors and the committees on which they served after becoming a member of the board or committee, with the exception of Mr. Baule who attended 50% of the audit committee meetings.

Relationships Among Directors or Executive Officers

There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of our common stock. Reporting Persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Since Fresenius, through its subsidiary Fresenius Kabi AG owns all of our outstanding equity securities, we are not subject to Section 16 reporting requirements.

Code of Ethics

We have adopted a code of ethics entitled “APP Pharmaceuticals, Inc. Code of Business Conduct” which applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer and all persons performing similar functions. In addition, all employees, at a vice president level or above, certify compliance with the Code of Business Conduct on an annual basis. Our Code of Business Conduct was filed as an exhibit to APP Pharmaceuticals, Inc.’s 2007 Annual Report on Form 10-K. Our Code of Business Conduct may also be viewed at our website at http://www.apppharma.com. The information contained on our website is not intended to be, nor shall it be incorporated by reference into, this filing.

The Audit Committee has reviewed and approved policies and procedures for (a) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and (b) the confidential and anonymous submission by our employees, of concerns regarding questionable accounting or auditing matters. These procedures are described in our Code of Business Conduct under the heading “Reporting Procedures and Other Inquiries.”

Insider Trading Policy

Our insider trading policy prohibits all employees and certain of their family members from purchasing or selling any type of security, whether the issuer of that security is our company or any other company, while aware of material, non-public information relating to the issuer of the security or from providing such material, non-public information to any person who may trade while aware of such information. The insider trading policy also prohibits employees from engaging in short sales with respect to our securities, purchasing or pledging our stock on margin and entering into derivative or similar transactions (i.e., puts, calls, options, forward contracts, collars, swaps or exchange agreements) with respect to our securities. We also have procedures that require trades by executive officers to be pre-cleared by our General Counsel.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We compensate our management through a combination of base salary, annual incentive bonuses and long-term equity-based awards which are designed to be competitive with those of comparable companies and to align executive performance with the long-term interests of our stockholders.

This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and places in perspective the data presented in the tables and narrative that follow.

Pursuant to the Merger with APP Pharmaceuticals, the Fresenius Kabi AG Board of Management sets the compensation philosophy, benchmarks, measurements and compensation payout for the Named Executive Officers (“NEOs”). Employment agreements were entered into with three of our NEOs which are listed in our summary compensation schedule, as well as in our Agreements with our NEOs section. Fresenius Kabi Pharmaceuticals Holding Inc’s executive management sets the compensation philosophy, benchmarks, measurements and compensation payout for all other executives and all other employees. Fresenius Kabi Pharmaceuticals Holding Inc. does not have a compensation committee.

Compensation Philosophy

Our total compensation philosophy is to provide a combination of cash and equity awards, fixed versus variable compensation, and employee benefits for our NEOs, senior executives and other employees to:

•	provide competitive levels of compensation to enable us to attract, retain and motivate talent; management personnel;

•	reward individuals for their contributions to our achievement of our business objectives; and

•	align the interests of management with the interests of our stockholders in order to maximize stockholder value.

Attracting and retaining talent. To attract and retain executives with the ability and experience necessary to lead us and deliver strong performance, APP targets cash compensation at the 50th percentile of pharmaceutical companies with revenues between $500 million and $1 billion. The 50th percentile was chosen because the Company believes that it will allow us to be competitive in attracting and retaining talented executives. The Company expects that management will consider these targets when making hiring and advancement decisions. For each individual officer, we also consider our needs for that officer’s skill set, experience, the contribution that the officer has made or we believe will make, whether the executive officer’s skill set is easily transferable to other potential employers and the competitive landscape for the executive officer’s skill set and position because we believe that we compete with our peer group for executive talent.

Inspire teamwork and motivate superior performance. We use a combination of business unit goals and individual performance measures to inspire teamwork and motivate exceptional performance. Annual incentive compensation awards are based in part on the actual achievement of certain corporate and business unit performance goals, including certain business initiatives aimed at improving future earnings, which are determined by the management at the beginning of each year. The goals are set so that the attainment of the targets is not assured and requires significant effort by our executives.

Our annual compensation programs are designed to:

•	focus executives on measurements that encourage strong financial and operational performance to improve stockholder value, and

•

emphasize a performance-oriented compensation strategy that balances rewards for short-term and long-term results in which a significant portion of executive compensation is contingent on achieving company performance measures.

Elements of Executive Compensation

Our executive compensation program is designed to reflect the philosophy and objectives we have described above. The elements of executive pay are presented in the table below and discussed in more detail in the following paragraphs:

Component	Type of Payment	Purpose
Base Salary	Fixed annual cash payments with each executive eligible for annual increase.	Attract and retain talent.

Annual Performance Incentives	Performance-based annual cash bonus.	Focus on company, business unit and individual goals.

Long-term Incentives	Fresenius stock options.	Align individual and business unit performance with interests of our Company, our Company’s Parent, and its stockholders.

Health and Welfare Benefits	Fixed and available to all employees.	Attract and retain talent. Equitable pay.

We view the base salary, incentive bonus and benefit components of compensation as related and designed to reward executives on an annual basis. However, we make determinations regarding long-term incentives with a longer time horizon than we do with the base salary, bonus and benefit components. We determine the appropriate level for each compensation component based in part, but not exclusively, on competitive benchmarking consistent with our recruiting and retention goals, our view of internal equity and consistency and other considerations we deem relevant, such as rewarding extraordinary performance or unique accomplishments. We make our salary and annual bonus decisions so that we can remain competitive with our peers.

Except as described below, our Company has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation or among different forms of non-cash compensation. While our Company does not make use of any formulaic policies that state any specific percentage mix of base, bonus, benefits and equity as part of total compensation, our Company considers all of these elements when making specific compensation decisions.

Base Salaries. The base salaries of executive officers, including our NEOs, are reviewed annually and may be adjusted by the Company in accordance with certain criteria which include individual performance, the functions performed by the officer, the scope of the officer’s on-going duties, general changes in the compensation peer group in which we compete for executive talent and our general financial performance. The weight given each such factor by the Company may vary from individual to individual.

The base salaries paid to our named executive officers in 2008 are set forth below in the Summary Compensation Table. For 2008, base salary cash compensation for our named executive officers paid by Fresenius Kabi Pharmaceuticals, Holding, Inc. was approximately $0.6 million, with our CEO receiving approximately $0.2 million. We believe that the salaries paid achieved our objectives and were consistent with the compensation philosophy of the compensation committee.

Bonuses. The compensation committee believes that periodic bonus awards can serve to motivate the executive officers to achieve annual performance goals, using more immediate measures for performance than those reflected in the appreciation in value of stock options.

In 2008, our Company approved a corporate bonus plan (the “2008 Bonus Plan”) to reward our employees and executives for assisting us to achieve our goals of continued growth in the company’s operations. Under the 2008 Bonus Plan, the target performance goals were based on meeting certain corporate performance objectives, individual contributions and business unit successes. The goals were set so that the attainment of the targets was not assured and required significant effort by our executives. Cash incentive payments under the 2008 Bonus Plan required satisfaction of a minimum of 70% of the corporate performance goals and could have increased until a maximum of 130% of the corporate performance objectives were obtained. The corporate performance factor was then multiplied by the percentage of the individual employee’s bonus target that has been achieved to determine that employee’s cash incentive payment. The ratio of the individual and business unit components for an individual employee’s bonus target was based on the employee’s position with the company.

The bonus targets of our NEOs are stated in individual employment agreements and measured by the Company’s success against its annual financial targets and are based on a projected progressive scale of financial growth. All NEO employment agreements expire in 2011(“the Employment Period”). With respect to each calendar year during the Employment Period the Executive shall receive a cash bonus based on the achievement of the Company financial targets set forth and payable in a single lump sum cash payment not later than March 15 following the conclusion of the calendar year in which the annual bonus is earned. Bonus payout targets vary by NEO based on their individual employment agreements.

Long-Term Incentives. The Company believes that equity incentive awards are beneficial in aligning management and stockholder interests, thereby enhancing stockholder value. Equity grants are awarded with a focus on maintaining a design structure and level consistent with that of our Parent Company. Stock options may be granted to management, including the executive officers and other employees. The program is currently administered by the Parent Company through our Company’s executive management and the grants are made in the Parent Company’s equity; i.e., options towards ordinary shares and options towards non-voting preference shares in the Parent Company, with options towards each share class in equal number. Stock option grants are intended to focus the attention of the recipient on our and our Parent Company’s long-term performance which we believe results in improved stockholder value, and to retain the services of the executive officers in a competitive job market by providing significant long-term earnings potential. The principal factors considered in granting stock options to our executive officers are prior performance, level of responsibility, other compensation and the officer’s ability to influence long-term growth and profitability. However, our equity awards do not provide any quantitative method for weighting these factors, and executive management’s decisions with respect to equity awards are primarily based upon subjective evaluations of the past as well as future anticipated performance.

Health and Welfare Benefits. We have adopted certain general employee benefit plans in which the executive officers are permitted to participate on parity with other employees. We also provide a 401(k) deferred compensation plan, pursuant to which we currently make contributions of 3% of employees’ compensation. We believe that the benefit from these plans assist us to attract and retain talented executives.

Other Executive Benefits and Perquisites

Post-Termination Compensation

Certain executive officers have agreements that provide for payments upon certain terminations of their employments under certain circumstances. We believe that these provisions helped us to attract and retain these persons for their positions. Our severance provisions for the NEOs are summarized in “Agreements with our NEOs” and “Payments Upon Termination” below.

Impact of Regulatory Requirements on Compensation

Deductibility of Compensation. Section 162(m) of the Internal Revenue Code limits the tax deductibility by a publicly-held corporation of compensation in excess of $1 million paid to the CEO or any other of its four most highly compensated executive officers, unless that compensation is “performance-based compensation” as defined by the Internal Revenue Code. The Company considers deductibility under Section 162(m) with respect to other compensation arrangements with executive officers. However, the board of directors believes that it is in our best interest that the Company retain its flexibility and discretion to make compensation awards, whether or not deductible, in order to foster achievement of performance goals established by management as well as other corporate goals that the board of directors deem important to our success, such as encouraging employee retention and rewarding achievement.

Accounting for Stock-Based Compensation. Beginning in the first quarter of 2006, we began accounting for stock-based payments in accordance with the requirements of FAS 123R using the modified retrospective approach. Under this approach, the fair value of stock-based employee compensation was recorded as an expense in the current year.

Nonqualified Deferred Compensation. On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. We believe we are in compliance with the statutory provisions which were effective January 1, 2005.

Compensation Committee Interlocks and Insider Participation

For the Company’s fiscal year ended December 31, 2008, there were no interlocking relationships among our board of directors (there is no compensation committee).

Compensation Committee Report

The Company does not have a compensation committee. Accordingly, the entire board of directors reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) with management; and based on such review and discussions, the Board recommended that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

Board of Directors:
Michael Blaszyk
Perry H. Premdas
Patrick Soon-Shiong, M.D.
Ulf M. Schneider
Rainer Baule

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation of our CEO, our CFO and our three other highest paid executive officers for 2008:

Name and Principal Position	Year	Salary (1)($)	Bonus (2)($)	Option Awards (3)($)	Non-Equity Incentive Plan Compensation (4)($)	All Other Compensation (5)($)	Total ($)
Thomas Silberg President and Chief Executive Officer	2008	184,110	50,000	4,229	326,522	11,104	575,698
Richard Tajak Chief Financial Officer	2008	107,397	25,000	1,839	170,609	—	304,845
Richard Maroun General Counsel	2008	138,082	—	1,839	238,261	—	378,182
Frank Harmon Chief Operating Officer	2008	120,822	25,000	1,839	170,609	—	318,270
Sam Trippie Vice President—Manufacturing	2008	81,965	5,000	—	78,951	—	166,917

(1)	The salaries represent payments to key officers of Fresenius Kabi Pharmaceuticals Holding, Inc., from September 10, 2008 through December 31, 2008.

(2)	Messrs. Silberg, Tajak, Harmon, and Trippie received a one time “Project Bonus” which was paid in 2008 in recognition of their efforts while supporting the Fresenius Kabi Pharmaceutical Holdings acquisition of APP Pharmaceuticals, Inc.

(3)	The amount shown in this column reflects the compensation expense for outstanding options held by the NEOs recognized by us in 2008 in accordance with FAS 123R, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. A discussion of the assumptions used in calculating the compensation cost is set forth in Note 17 to the Notes to our consolidated financial statements included in our Annual Report on Form 10-K.

(4)	The amount shown in this column represents the annual cash incentive award earned either pursuant to the NEOs Employment Agreement, or our 2008 Bonus Plan, based on our achievement of our budgeted goals of financial targets. Non Equity Incentive Plan Compensation bonuses were paid by Fresenius Kabi Pharmaceuticals Holding in 2009.

(5)	The table below provides the aggregate incremental cost of the components of the Other Annual Compensation provided by or paid for by us for the personal benefit of the NEOs, to the extent that such NEO received Other Annual Compensation in excess of $10,000.

	Other Compensation ($) (a)
	Tom Silberg 2008	Richard Tajak 2008	Frank Harmon 2008	Richard Maroun 2008	Sam Trippie 2008
Company Provided Housing (b)	6,051	—	—	—	—
Other (c)	5,053	—	—	—	—

Total:	$11,104	—	—	—	—

(a)	Other compensation represents payments to key officers of Fresenius Kabi Pharmaceuticals Holding, Inc., from September 10, 2008 through December 31, 2008.

(b)	Mr. Silberg was provided with an apartment in Illinois which we rented. The amount reflected represents the sum of the monthly rental payments for the period from September 10, 2008 through December 31, 2008.

(c)	Included are the other costs associated with Mr. Silberg’s apartment occupancy per the terms of his employment agreement in the amount of $ 1,303. Also included is $3,750 for Mr. Silberg’s car lease reimbursement which is provided for in his employment agreement.

GRANTS OF PLAN-BASED AWARDS TABLE

The following table sets forth information regarding the grants of annual cash incentive compensation, stock options and restricted stock to our NEOs made in 2008.

Name/Type	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Compensation Awards (1)		Estimated Future Payouts Under Equity Incentive Plan Compensation Awards
		Threshold ($)	Maximum ($)	Number of Securities Underlying Options (2)	Exercise or Base Price of Option Awards ($/sh) (2)	Grant Date Fair Value of Stock and Option Awards($) (3)
Thomas Silberg	—	20,000	1,000,000
Stock options for ordinary shares	12/1/08			6,900	$52.75	$76,125
Stock options for non-voting preference shares	12/1/08			6,900	$57.57	$76,126
Richard Tajak	—	20,000	580,000
Stock options for ordinary shares	12/1/08			3,000	$52.75	$33,099
Stock options for non-voting preference shares	12/1/08			3,000	$57.57	$33,099
Richard Maroun (4)	—	157,500	292,500
Stock options for ordinary shares	12/1/08			3,000	$52.75	$33,099
Stock options for non-voting preference shares	12/1/08			3,000	$57.57	$33,099
Frank Harmon	—	20,000	580,000
Stock options for ordinary shares	12/1/08			3,000	$52.75	$33,099
Stock options for non-voting preference shares	12/1/08			3,000	$57.57	$33,099
Sam Trippie	—	—	—	—	—	—

(1)	These columns show the threshold (minimum payout) and maximum estimated future payout awards under our bonus targets for our NEOs which are described in the section “Bonuses” in the Compensation Discussion and Analysis. The bonus targets in our NEOs vary by NEO and are based on their individual employment agreements. The bonus target is measured based on the Company’s success against its annual financial targets and is based on a projected progressive scale of financial growth. Target bonuses are determined under the NEOs employment agreements and were paid out in 2009, and are disclosed on our Summary Compensation Table under Note (4).

(2)	Option awards were granted on 12/1/08 representing two separate equity awards, options towards our Parent Company’s ordinary shares and non-voting preference shares, with options to each share class in equal number, but with separate exercise prices of €41.62 and €45.43, respectively. For purposes of presentation in this table, the exercise price was converted from Euro to U.S. dollars at a rate of $1.2673 which was the exchange rate on 12/1/08. The options were granted at an exercise price representing the average stock exchange closing price in the 30 day calendar period prior to the date of grant.

(3)	The amount shown in this column reflects the fair value of granted options held by the NEOs in accordance with FAS 123R, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions.

(4)	As of 12/31/08, Mr. Maroun had not yet entered into an employment agreement with our Company. He was therefore bonus eligible under the 2008 bonus plan.

Equity compensation plans provide for the issuance of our Parent Company’s equity to officers, directors or other employees. The Equity compensation plan is issued in option rights towards equity of our Parent Company, i.e. towards ordinary shares and non-voting preference shares in Fresenius SE.

AGREEMENTS WITH OUR NEOs

The following is a description of selected terms of the agreements that we have entered into with our NEOs, as such terms relate to the compensation reported and described in the “Compensation Discussion and Analysis” section above.

Employment/Retention Agreements

Under the terms of employment agreement, Thomas Silberg, our president and CEO, received an annual base salary of $600,000 as of September 10, 2008, which may be adjusted in the discretion of our board. The employment agreement contains a provision for an annual bonus of up to $1,000,000, which is subject to the achievement of Company targets as outlined in the agreement and is paid in a single lump sum no later than March 15th of the following year. Additionally, Mr. Silberg is entitled to an automobile lease allowance of $1,500/month and a Company apartment rental not to exceed $3,000/month. On December 1, 2008, Mr. Silberg received an initial option grant, per the agreement of 6,900 shares of ordinary (common) and 6,900 shares of preference stock. The employment agreement for Mr. Silberg expires on December 31, 2011, with the option for extension for the next twelve month period and for additional annual extensions of the twelve month period in successive years, upon agreement of the Company and Mr. Silberg. The employment agreement for Mr. Silberg also sets forth a severance provision which is discussed in the section, Potential Payments upon Termination or Change in Control.

Under the terms of our employment agreement with Frank Harmon, our chief operating officer and executive vice president, Mr. Harmon received an increase of his annual base salary to $393,750 as of September 10, 2008, which may be adjusted in the discretion of our board. The employment agreement contains a provision for an annual bonus of up to $580,000, which is subject to the achievement of Company targets as outlined in the agreement and is paid in a single lump sum no later than March 15th of the following year. Additionally, Mr. Harmon is entitled to an automobile lease allowance of $1,000/month. The employment agreement for Mr. Harmon expires on December 31, 2011, with the option for extension for the next twelve month period and for additional annual extensions of the twelve month period in successive years, upon agreement of the Company and Mr. Harmon. The employment agreement for Mr. Harmon also sets forth a severance provision which is discussed in the section, Potential Payments upon Termination or Change in Control.

Under the terms of an employment agreement with Mr. Tajak, he receives an annual base salary of $350,000, as of September 10, 2008 which may be adjusted in the discretion of our board. The employment agreement contains a provision for an annual bonus of up to $580,000, which is subject to the achievement of Company targets as outlined in the agreement and is paid in a single lump sum no later than March 15th of the following year. Additionally, Mr. Tajak is entitled to an automobile lease allowance of $1,000/month. Also under the terms of the employment agreement Mr. Tajak will receive a $50,000 bonus if he remains with the Company through March 31, 2009. The employment agreement for Mr. Tajak expires on December 31, 2011, with the option for extension for the next twelve month period and for additional annual extensions of the twelve month period in successive years, upon agreement of the Company and Mr. Tajak. The employment agreement for Mr. Tajak also sets forth a severance provision which is discussed in the following section, Potential Payments upon Termination or Change in Control.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth the outstanding equity awards of our NEOs at the end of 2008.

	Option Awards (1) (2)
Name/Type	Number of Securities Underlying Unexercised Options Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Thomas Silberg
Stock options for ordinary shares	—	6,900	$52.75	12/01/15
Stock options for non-voting preference shares	—	6,900	$57.57	12/01/15
Richard Tajak
Stock options for ordinary shares	—	3,000	$52.75	12/01/15
Stock options for non-voting preference shares	—	3,000	$57.57	12/01/15
Richard Maroun
Stock options for ordinary shares	—	3,000	$52.75	12/01/15
Stock options for non-voting preference shares	—	3,000	$57.57	12/01/15
Frank Harmon
Stock options for ordinary shares	—	3,000	$52.75	12/01/15
Stock options for non-voting preference shares	—	3,000	$57.57	12/01/15
Sam Trippie	—	—	—	—

(1)	Vesting is contingent on the achievement of predetermined management targets in each of the three vesting years, and is not cumulative (ie: failure to achieve the target results in that particular year not vesting). Option awards were granted on 12/1/08 representing two separate equity awards, options towards ordinary shares and options towards non-voting preference shares, with separate exercise prices of €41.62 and €45.43, respectively. For purposes of presentation in this table, the exercise price was converted from Euro to U.S. dollars at a rate of $1.2673 which was the exchange rate on 12/1/08.

(2)	Option awards were granted on 12/1/08 representing two separate equity awards, options towards our Parent Company’s ordinary shares and non-voting preference shares, with options to each share class in equal number, but with separate exercise prices of €41.62 and €45.43, respectively. For purposes of presentation in this table, the exercise price was converted from Euro to U.S. dollars at a rate of $1.2673 which was the exchange rate on 12/1/08. The options were granted at an exercise price representing the average stock exchange closing price in the 30 day calendar period prior to the date of grant.

Potential Payments upon Termination or Change in Control

The employment agreement for Mr. Silberg also sets forth a severance provision, whereby if termination occurs during the term of the employment agreement for a reason other than for cause, Mr. Silberg will receive an amount equal to (a) two times his then current base salary, or approximately $1,200,000 (b) an annual bonus of $200,000 paid in equal installments over the twelve months subsequent to the termination date and (c) continued health benefits through the term of the employment period at a cost of approximately $1,000/month. The executive is subject to covenants for non-disclosure of confidential information, non-competition, non-solicitation of customers and non-solicitation of employees. There is no provision for change in control in the employment agreement.

The employment agreement for Mr. Harmon also sets forth a severance provision, whereby if termination occurs during the term of the employment agreement for a reason other than for cause, Mr. Harmon will receive an amount equal to (a) one and one half times his then current base salary or approximately $591,000, (b) 30% of the annual bonus paid to Mr. Harmon for the most recent completed calendar year, or approximately $51,000, and (c) continued health benefits through the term of the employment period at a cost of approximately $1,000/month. The executive is subject to covenants for non-disclosure of confidential information, non-competition, non-solicitation of customers and non-solicitation of employees. There is no provision for change in control in the employment agreement.

The employment agreement for Mr. Tajak also sets forth a severance provision, whereby if termination occurs during the term of the employment agreement for a reason other than for cause, Mr. Tajak will receive an amount equal to (a) one and one half times his then current base salary, or approximately $525,000 (b) 30% of the annual bonus paid to Mr. Tajak for the most recent completed calendar year, or approximately $51,000, and (c) continued health benefits through the term of the employment period at a cost of approximately $1,000/month. The executive is subject to covenants for non-disclosure of confidential information, non-competition, non-solicitation of customers and non-solicitation of employees. There is no provision for change in control in the employment agreement.

COMPENSATION OF DIRECTORS

Directors who are also our employees receive no additional compensation for their services as directors. Our non-employee directors receive cash compensation as follows: (i) an annual retainer of $75,000, (ii) $2,500 for each board meeting attended in person and $500 for each board meeting attended telephonically, (iii) an annual retainer for the Audit Committee Chair of $5,000; and (iv) $2,000 for attendance at each audit committee meeting in person and $500 for each audit committee meeting attended telephonically. Non-employee directors are also reimbursed for travel expenses and other out-of-pocket costs of attending board and committee meetings. Directors who are also our employees are eligible to receive option awards directly under the Fresenius Stock Incentive Plan.

The following table sets forth specified information regarding the compensation for 2008 of our directors who are not employees:

Name	Fees Earned ($)	Option Awards ($) (4)	Total ($)
Michael Blaszyk (1)	28,156	—	28,156
Dr. Patrick Soon-Shiong	26,156	—	26,156
Perry Premdas (2)	2,859	—	2,859
Dr. Ulf M. Schneider (3)	—	—	—
Rainer Baule (3)	—	—	—

(1)	Messrs. Blaszyk, Soon-Shiong, Schneider and Baule became directors effective September 10, 2008. Messrs. Blaszyk and Dr. Soon-Shiong, received a portion of their $75,000 annual retention fee.

(2)	Mr. Premdas was elected to the board on December 18, 2008. He was awarded a $2,869 retainer for the remainder of 2008 which was paid out in 2009.

(3)	Messrs. Schneider and Baule, as employees of Fresenius, have forgone their director’s yearly retainer and meeting fees.

(4)	The amount shown in this column reflects the compensation expense for outstanding options held by the directors recognized by us in 2008 in accordance with FAS 123R, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. There were no options granted to or options forfeitures by the directors in 2008. A discussion of the assumptions used in calculating the compensation cost is set forth in Note 17 to the Notes to our consolidated financial statements included in our Annual Report on Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 30, 2009, for (i) each person who is known by us to beneficially own more than 5% of our common stock, (ii) each of the directors, (iii) each of the named executive officers appearing in the Summary Compensation Table above, and (iv) all of the directors and executive officers as a group.

Name and Address of Beneficial Owner	Number of Common Stock Shares Beneficially Owned (1)	Percent of Class (%)
5% Stockholders
Fresenius Kabi AG	1,000	100.00
All named executive officers and directors as a group (nine persons)	—	0.0

(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentage of shares beneficially owned is based on 1,000 shares of common stock outstanding as of March 25, 2009. To our knowledge, except as indicated in the footnotes to this table, and subject to applicable community property laws, such persons have sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following is a description of certain transactions and relationships entered into or existing during the fiscal year ended December 31, 2008 between us and certain affiliated parties. Our audit committee has the authority to review and to approve all related party transactions. It is our practice to have all related party transactions approved by either by our audit committee or an independent committee of the board. We believe that the terms of such transactions were no less favorable to us than could have been obtained from an unaffiliated party.

On September 10, 2008, FKP Holdings completed the acquisition of APP Pharmaceuticals, Inc. (the “Merger”). In connection with the Merger and associated financing transactions, FKP Holdings and its subsidiaries entered into a number of intercompany loan agreements with financing subsidiaries of Fresenius as described in detail in Note 10— Long-Term Debt and Credit Facility to the Annual report on Form 10-K for the year ended December 31, 2008. At December 31, 2008, the principal amount outstanding under these loans was $2,864.4 million. Interest expense recognized on these intercompany loans during the successor period was $66.7 million, and accrued interest of $12.8 million was due on these intercompany loans at December 31, 2008. In addition, during the successor period ended December 31, 2008, Fresenius pushed-down approximately $97.9 million in issue costs associated with external borrowings it entered into in order to provide the funding for these intercompany loans. These costs are expected to be repaid and are therefore included in the intercompany loans payable to Fresenius reflected in the consolidated balance sheets included in our Annual Report.

On December 29, 2008, FKP Holdings received two short-term notes receivable totaling $33.8 million ($26.1 million and $7.7 million, respectively) from Fresenius in exchange for a short-term cash deposit. The $26.1 million and $7.7 million notes receivable became due and payable on January 2, 2009 and January 8, 2009, respectively. The interest rates on the notes receivable were 2.1% and 1.0%, respectively, and were set based on lender country’s LIBOR rate plus 0.5%. These two loans were repaid at maturity and are reflected as notes receivable from parent in the accompanying consolidated balance sheet at December 31, 2008, as described in detail in our 2008 Annual Report 10-K.

Other

In connection with the Merger, Fresenius and FKP Holdings entered into a consulting agreement with Patrick Soon-Shiong for a period of one year, at a rate of $600,000 per year, renewable by the parties unless terminated by Fresenius and FKP Holdings. In addition, while the consulting agreement is in effect, to the extent that the Adjusted EBITDA of FKP Holdings and its subsidiaries exceeds by at least ten percent APP management’s projected Adjusted EBITDA set forth in its three year business plan, Dr. Soon-Shiong shall receive an additional incentive fee of $600,000 per year.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees for professional services provided by our independent registered public accounting firm, KPMG, LLP, for period from September 10, 2008 through December 31, 2008, was as follows:

Year Ended December 31, 2008
(in thousands)
Audit fees	$730
Audit-related fees	25
Tax fees	145
All other fees	—

Total	$900

Our audit committee pre-approves all audit and non-audit services provided by our independent registered public accounting firm, as described in the audit committee’s charter. All of the above fees were billed to us by KPMG for the services categorized above, and all such services were pre-approved by our audit committee. Audit fees included fees associated with the audit of our year-end financial statements (including internal control evaluation and reporting) and the review of documents filed with the Securities and Exchange Commission including our quarterly reports on Form 10-Q and annual report on Form 10-K. Audit-related fees principally included fees in connection with accounting consultations and the audit of our 401(k) plan. Tax fees included fees for tax compliance, tax advice and tax planning services.

The audit committee considered whether the provision of other non-audit services is compatible with the principal accountants’ independence and concluded that provision of other non-audit services are compatible with maintaining the independence of our external auditors. Please note that our independent registered public accounting firm, KPMG, LLP, is also the independent registered public accounting firm of our Parent Company.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(3) Exhibits

Exhibit Number	Description

2.1	Separation and Distribution Agreement among APP, Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 2.3 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

2.2	Agreement and Plan of Merger, dated July 6, 2008 among APP, Fresenius SE, Fresenius Kabi Pharmaceuticals Holding LLC, and Fresenius Kabi Pharmaceuticals LLC (Incorporated by reference to Exhibit 2.1 to APP’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2008)

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2008)

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2008)

4.1	Reference is made to Exhibits 3.1 and 3.2

10.1	Tax Allocation Agreement among APP, Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 10.2 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.2	Transition Services Agreement between APP, and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 10.3 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.3	Employee Matters Agreement among APP, APP Pharmaceuticals, LLC, Abraxis BioScience, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 10.4 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.4*	Manufacturing Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 10.5 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.5	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the premises located at 2020 Ruby Street, Melrose Park, Illinois (Incorporated by reference to Exhibit 10.6 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.6	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the warehouse facilities located at 2045 N. Cornell Avenue, Melrose Park, Illinois (Incorporated by reference to Exhibit 10.7 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.7	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the research and development facility located at 2045 N. Cornell Avenue, Melrose Park, Illinois (Incorporated by reference to Exhibit 10.8 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.8	Lease Agreement between Abraxis BioScience, LLC and APP Pharmaceuticals, LLC for the premises located at 3159 Staley Road, Grand Island, New York (Incorporated by reference to Exhibit 10.9 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.9	Lease Agreement between Manufacturers Life Insurance Company (U.S.A.) and APP for 1501 E. Woodfield Road, Suite 300 East Schaumburg, Illinois, known as Schaumburg Corporate Center (Incorporated by reference to APP’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2005)

10.10	Purchase and Sale Agreement, dated April 24, 2006, between APP and Pfizer, Inc. (Incorporated by reference to Exhibit 10.26 to APP’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

10.11*	Asset Purchase Agreement, dated April 26, 2006, between APP and AstraZeneca UK Limited (Incorporated by reference to Exhibit 10.14 to APP’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.12*	Amendment to the Asset Purchase Agreement, dated June 28, 2006, between APP and AstraZeneca UK Limited (Incorporated by reference to Exhibit 10.15 to APP’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.13*	Manufacturing and Supply Agreement, dated June 28, 2006, between APP and AstraZeneca LP. (Incorporated by reference to Exhibit 10.17 to APP’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.14*	Manufacturing and Supply Agreement, dated June 28, 2006, between APP and AstraZeneca Pharmaceuticals LP. (Incorporated by reference to Exhibit 10.18 to APP’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.15	Retention Agreement, dated as of November 20, 2006, between APP and Thomas H. Silberg (Incorporated by reference to Exhibit 10.24 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

Exhibit Number	Description

10.16	Retention Agreement, dated as of November 20, 2006, between APP and Frank Harmon (Incorporated by reference to Exhibit 10.25 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

10.17*	Credit Agreement, dated August 20, 2008, among Fresenius SE, the borrowers and other guarantors identified therein, Deutsche Bank AG London Branch, as Administrative Agent and certain lenders thereto (Incorporated by reference to Exhibit 10.17 to Fresenius Kabi Pharmaceuticals Holding, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008)

10.18	First Amendment to the Credit Agreement dated October 6, 2008 among the Registrant, Fresenius SE, certain affiliates of Fresenius SE named therein and Deutsche Bank AG London Branch, as Administrative Agent (Incorporated by reference to Exhibit 10.18 to Fresenius Kabi Pharmaceuticals Holding, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008)

10.19*	Intercompany Term Loan Agreement dated September 10, 2008 among Fresenius Kabi Pharmaceuticals, LLC, the guarantors listed therein, Deutsche Bank AG London Branch as collateral agent and Fresenius US Finance I, Inc. (Incorporated by reference to Exhibit 10.19 to Fresenius Kabi Pharmaceuticals Holding, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008)

10.20	First Amendment to Intercompany Term Loan Agreement dated October 10, 2008 among APP Pharmaceuticals, Inc., the guarantors listed therein, Deutsche Bank AG London Branch as collateral agent and Fresenius US Finance I, Inc. (Incorporated by reference to Exhibit 10.20 to Fresenius Kabi Pharmaceuticals Holding, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008)

10.21*	Intercompany Bridge Term Loan Agreement dated September 10, 2008 among Fresenius Kabi Pharmaceuticals Holding, Inc., the guarantors named therein, Deutsche Bank AG London Branch as collateral agent and Fresenius US Finance II, Inc. (Incorporated by reference to Exhibit 10.21 to Fresenius Kabi Pharmaceuticals Holding, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008)

10.22	Employment Agreement between APP and Richard Tajak (Incorporated by reference to Exhibit 10.25 to APP’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2008)

10.23	Form of Contingent Value Rights Agreement (Incorporated by reference to Exhibit 4.1 to Fresenius Kabi Pharmaceuticals Holding, LLC Form S-4 filed with the Securities and Exchange Commission on July 31, 2008)

10.24	Non-Competition Agreement, dated as of July 6, 2008, among Fresenius SE and Dr. Patrick Soon-Shiong (Incorporated by reference to Exhibit 10.2 to Fresenius Kabi Pharmaceuticals Holding, LLC Form S-4 filed with the Securities and Exchange Commission on July 31, 2008)

10.25	Consulting Agreement dated as of July 6, 2008, among Fresenius SE, Fresenius Kabi Pharmaceuticals Holding, LLC and Dr. Patrick Soon-Shiong (Incorporated by reference to Exhibit 10.3 to Fresenius Kabi Pharmaceuticals Holding, LLC Form S-4 filed with the Securities and Exchange Commission on July 31, 2008)

10.26†	Employment Agreement dated as of September 10, 2008, between Fresenius Kabi Pharmaceuticals Holding, Inc. and Thomas Silberg

10.27†	Employment Agreement dated as of September 10, 2008, between Fresenius Kabi Pharmaceuticals Holding, Inc. and Richard Tajak

10.28†	Employment Agreement dated as of September 10, 2008, between Fresenius Kabi Pharmaceuticals Holding, Inc. and Frank Harmon

14.1	Code of Business Conduct (Incorporated by reference to Exhibit 14.1 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

21.1†	List of Subsidiaries of the Registrant

24.1	Power of Attorney (included on signature page)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Schaumburg, State of Illinois on the 31st day of March 2009.

FRESENIUS KABI PHARMACEUTICALS HOLDING, INC.

By:	/S/ THOMAS H. SILBERG
Thomas H. Silberg
President and Chief Executive Officer