Form 10-Q
period 2009-03-31
Fresenius Kabi Pharmaceuticals Holding, Inc.
filed 2009-04-30
CIK 1439449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

N/A

(Former Name, Former Address or Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 20, 2009, all of the shares of the registrant’s common stock were held by Fresenius Kabi AG.

Fresenius Kabi Pharmaceuticals Holding, Inc.

INDEX

		Page
PART I. Financial Information

Item 1.	Financial Statements (Unaudited)	3

	Condensed consolidated balance sheets – March 31, 2009 and December 31, 2008	3

	Condensed consolidated statements of operations – Successor period for three months ended March 31, 2009 and Predecessor periods for the three months ended March 31, 2008	4

	Condensed consolidated statements of cash flows – Successor period for three months ended March 31, 2009 and Predecessor periods for the three months ended March 31, 2008	5

	Notes to condensed consolidated financial statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

PART II. Other Information

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	33

Item 6.	Exhibits	33

Signatures		34

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Fresenius Kabi Pharmaceuticals Holding, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2009	December 31, 2008
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$4,824	$8,441
Note receivable from Parent	—	33,800
Accounts receivable, net	91,183	86,557
Inventories	196,276	170,354
Prepaid expenses and other current assets	26,821	19,961
Current receivables from related parties	14,002	11,930
Income taxes receivable	52,854	30,695
Deferred income taxes	8,978	10,712

Total current assets	394,938	372,450

Property, plant and equipment, net	148,863	150,693
Intangible assets, net	525,628	532,306
Goodwill	3,671,677	3,669,677
Deferred income taxes, non-current	23,236	22,296
Deferred financing costs and other non-current assets, net	139,023	96,242
Other non-current assets, net	8,503	4,197

Total assets	$4,911,868	$4,847,861

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$47,479	$38,777
Accrued liabilities	53,473	53,066
Accrued intercompany interest due	56,997	26,640
Current portion of long-term debt	43,720	43,719
Current portion of intercompany debt	99,740	99,892
Deferred income taxes, current	1,818	2,046

Total current liabilities	303,227	264,140

Long-term debt	984,281	953,781
Deferred income taxes, non-current	106,968	104,888
Fair value of interest rate swaps with Parent and affiliates	74,116	65,377
Intercompany notes payable to Parent and affiliates	2,756,478	2,764,541
Intercompany payable to Parent	85,559	84,223
CVR payable	60,403	57,138
Other non-current liabilities	3,043	3,049

Total liabilities	4,374,075	4,297,137

Stockholders’ equity:
Common stock - $0.001 par value; 1,000 shares authorized in 2009 and 2008; 1,000 shares issued and outstanding in 2009 and 2008	—	—
Additional paid-in capital	900,077	900,019
Accumulated deficit	(323,550)	(312,445)
Accumulated other comprehensive loss	(38,734)	(36,850)

Total stockholders’ equity	537,793	550,724

Total liabilities and stockholders’ equity	$4,911,868	$4,847,861

See accompanying notes to condensed consolidated financial statements

Fresenius Kabi Pharmaceuticals Holding, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Successor)	(Predecessor)
	(in thousands)
Net revenue	$192,197	$148,079
Cost of sales	92,177	78,017

Gross profit	100,020	70,062
Operating expenses:
Research and development	6,699	12,330
Selling, general and administrative	23,454	21,020
Amortization of merger related intangibles	9,163	3,856
Separation related costs	—	391

Total operating expenses	39,316	37,597

Income from operations	60,704	32,465

Interest expense	(39,309)	(16,716)
Intercompany interest expense	(52,555)	—
Change in the fair value of contingent value rights	(3,265)	—
Interest income and other	6,325	979

(Loss) income before income taxes	(28,100)	16,728
(Benefit) provision for income taxes	(16,995)	7,571

Net (loss) income	$(11,105)	$9,157

See accompanying notes to condensed consolidated financial statements

Fresenius Kabi Pharmaceuticals Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31,
	2009	2008
	(Successor)	(Predecessor)
	(in thousands)
Cash flows from operating activities:

Net (loss) income	(11,105)	9,157

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	5,190	4,492
Amortization	6,847	580
Amortization of product rights	—	4,109
Amortization of merger related intangibles	9,162	3,856
Write-off of deferred financing fees	14,661	—
Hedge valuation adjustments	3,173	—
(Gain) loss on non-cash foreign currency transactions	(8,215)	—
Change in fair value contingent value rights	3,265	—
Stock-based compensation	58	3.015
Loss on disposal of property, plant and equipment	374	5
Excess tax benefit from stock-based compensation	—	(519)
Stock option grants/forfeitures	—	(264)
Deferred income taxes	2,639	1,379
Changes in operating assets and liabilities (excluding the effects of acquisition):
Accounts receivable, net	(6,608)	19,906
Inventories	(25,922)	(12,354)
Income taxes receivable	(22,159)	(5,648)
Prepaid expenses and other current assets	(6,780)	2,178
Non-current receivables from related parties	—	10,643
Other non-current liabilities	—	71
Accounts payable and accrued liabilities	40,803	(5,735)

Net cash provided by operating activities	5,383	34,871

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,739)	(3,301)
Purchases of other non-current assets	(2,500)	(500)
Cash paid for assets acquired in Fresenius merger, net of cash	(2,000)	—

Net cash used in investing activities	(8,239)	(3,801)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	312
Proceeds from borrowings under (repayments of) unsecured credit facility	30,500	(1,250)
Excess tax benefit from stock-based compensation	—	519
Proceeds from note receivable from Parent	33,800	—
Payment of deferred financing costs	(64,277)	(606)

Net cash provided by (used in) financing activities	23	(1,025)
Effect of exchange rates on cash	(784)	(996)

Net (decrease) increase in cash and cash equivalents	(3,617)	29,049
Cash and cash equivalents, beginning of period	8,441	31,788

Cash and cash equivalents, end of period	$4,824	$60,837

See accompanying notes to condensed consolidated financial statements

FRESENIUS KABI PHARMACEUTICALS HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation

On September 10, 2008, APP Pharmaceuticals, Inc. (“APP” or, “the Predecessor”), became a direct, wholly-owned operating subsidiary of Fresenius Kabi Pharmaceuticals Holding, Inc. (“FKP Holdings” or, “the Company”), and an indirect wholly-owned subsidiary of Fresenius SE (“Fresenius” or “the Parent”), a societas europaea organized under the laws of the European Union and Germany, upon completion of the merger (the “Merger”) of a wholly-owned subsidiary of FKP Holdings (“Merger Sub”) with and into APP pursuant to the Agreement and Plan of Merger dated July 6, 2008 (the “Merger Agreement”) by and among Fresenius, FKP Holdings, Merger Sub and APP.

FKP Holdings is a Delaware limited liability company and an indirect wholly-owned subsidiary of Fresenius. FKP Holdings was formed on July 2, 2008, and prior to the Merger had not carried on any activities or operations except for those activities incidental to its formation and in connection with the transactions related to the Merger. Following the Merger, the assets and business of FKP Holdings consist exclusively of those of APP prior to the Merger. Accordingly, for accounting purposes FKP Holdings is considered the successor to APP and the accompanying condensed consolidated results of operations are presented for two distinct periods: the periods preceding the Merger, or “predecessor” periods (from January 1, 2008 through March 31, 2008), and the period after the merger, or “successor” period (from the inception of FKP Holdings on July 2, 2008), which include the results of APP from September 10, 2008, the date of acquisition. The Company applied purchase accounting to the opening balance sheet on September 10, 2008. The Merger resulted in a new basis of accounting for the assets acquired and liabilities assumed in connection with the acquisition of APP beginning on September 10, 2008.

The Company incurred indebtedness in connection with the Merger, the aggregate proceeds of which were sufficient to pay the aggregate Merger consideration, repay a portion of the Company’s then outstanding indebtedness and pay fees and expenses related to the Merger. The Company also issued contingent value rights (“CVRs”) to the holders of APP common stock and the holders of stock options and restricted stock issued by APP prior to the Merger. The term “Transactions” refers to, collectively, (1) the Merger, (2) the incurrence of the initial merger-related indebtedness, and (3) the issuance of the CVRs. Fresenius has committed to the Company that it will provide financial support to FKP Holdings sufficient for it to satisfy its obligations and debt service requirements arising under the Company’s existing financing instruments that were incurred in connection with the Merger as they come due until at least January 1, 2010.

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

On November 13, 2007, Old Abraxis separated into two independent publicly-traded companies, APP Pharmaceuticals Inc., which held the Abraxis Pharmaceutical Products business, focusing primarily on manufacturing and marketing our oncology, anti-infective and critical care hospital-based generic injectable products and marketing our proprietary anesthetic/analgesic products (which we refer to collectively as the “hospital-based business”), and Abraxis BioScience, Inc. (“New Abraxis”), which held the Abraxis Oncology and Abraxis Research businesses (which we refer to as the “proprietary business”). APP continued to operate the hospital-based business under the name APP Pharmaceuticals, Inc. APP and New Abraxis entered into a series of agreements in connection with the separation, including a credit facility under which APP borrowed $1 billion, a portion of which was paid to New Abraxis in connection with the separation, and a $150 million revolving credit facility. These credit facilities were retired in connection with the Merger and replaced with a similar external facility. The historical operating results of Old Abraxis through the date of the separation are classified as discontinued operations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the predecessor and successor periods described above are not necessarily indicative of the results that may be expected for the year ended December 31, 2009, or for any other future periods. In addition, the results of the successor period are not comparable to the results of the predecessor period due to the difference in the basis of presentation as a result of the application of purchase accounting as of the Merger date as well as the effect of the Transactions as described above.

Certain prior period balances have been reclassified to conform to the presentation adopted in the current period. These reclassifications were necessary to conform the Company’s financial statement presentation with those of its Parent.

The balance sheet information at December 31, 2008 has been derived from the audited consolidated financial statements of FKP Holdings as of that date, but does not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements of the Company and its Predecessor should be read in conjunction with the condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K filed on February 19, 2009.

Principles of Consolidation

The unaudited condensed consolidated financial statements of FKP Holdings include: (a) the assets, liabilities and results of operations of FKP Holdings, and (b) the assets, liabilities and results of operations of APP and its wholly owned subsidiaries (Pharmaceutical Partners of Canada, Inc. and APP Pharmaceuticals Manufacturing, LLC). All material intercompany balances and transactions have been eliminated in consolidation. APP is a wholly owned subsidiary of FKP Holdings, which itself is a wholly-owned subsidiary of its sole stockholder Fresenius Kabi AG. Fresenius Kabi AG is a wholly-owned subsidiary of Fresenius.

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

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class; and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this new standard on January 1, 2009 did not impact the accompanying condensed consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133”. SFAS 161 expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requiring qualitative disclosures about the objectives and strategies for using derivatives, quantitative disclosures about the fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The effective date for adoption of SFAS 161 by the Company is the first quarter of 2009. We have adopted the provisions of SFAS 161 and have incorporated the required disclosures into these condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 essentially redefines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. Our Predecessor adopted the provisions of SFAS 157 for financial assets and liabilities measured at fair value on a recurring basis on January 1, 2008. The effects of its adoption were determined by the types of instruments carried at fair value in our financial statements at the time of adoption as well as the methods utilized to determine their fair values prior to adoption. The adoption of SFAS No. 157 on January 1, 2008 did not have a significant impact on the consolidated financial statements of our Predecessor. Our Predecessor applied the fair value measurement guidance of SFAS No. 157 in the valuation of its interest rate swap, which it entered into on February 14, 2008 and settled in September 2008 prior to the completion of the Merger. Refer to Note 7—Fair Value Measurements. The Company adopted the provisions of SFAS 157 for non-financial assets and liabilities effective at the beginning of fiscal year 2009. The adoption of the provisions of SFAS 157 for non-financial assets and liabilities had no impact on our condensed consolidated financial statements.

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

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (SFAS 141R) and Statement No. 160, “Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS 160). These new standards will significantly change the accounting for and reporting of business combination transactions and non-controlling (minority) interests in consolidated financial statements. SFAS 141R and SFAS 160 are required to be adopted simultaneously and are effective in the first quarter of 2009. SFAS 141R and SFAS 160 are effective for business combination transactions completed and non-controlling (minority) interests created on or after January 1, 2009. The adoption of these statements effective January 1, 2009 had no impact the accompanying condensed consolidated financial statements as we did not complete any business combination transactions or create any non-controlling (minority) interests during the period.

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

Effective with the Merger, each outstanding share of common stock of APP and certain stock options and restricted stock units of APP were converted into the right to receive $23.00 in cash, without interest, and one Contingent Value Right (“CVR”), issued by FKP Holdings and representing the right to receive a cash payment, without interest, of up to $6.00 determined in accordance with the terms of the CVR Agreement. Refer to Note 3—Contingent Value Rights (CVR), for further details. As of September 10, 2008, there were approximately 163,251,906 shares of APP common stock outstanding, and approximately 2,264,708 of these shares were a result of the conversion of outstanding options and restricted stock units (RSUs) granted under APP’s various stock compensation plans.

The aggregate consideration paid in the Merger was $4,908.1 million (including assumed APP debt), comprised as follows (in millions):

Purchase of outstanding common stock (cash portion)	$3,702.7
Buy out of restricted stock units and stock options under stock compensation plans	27.7
Estimated fair value of CVRs	158.4
Direct acquisition costs	21.8

Fair value of consideration paid	3,910.6
Assumption of APP debt	997.5

Total aggregate consideration	$4,908.1

The CVRs were issued on the acquisition date and trade on the NASDAQ capital market (“NASDAQ”). The fair value of the CVRs at the date of the acquisition was estimated based on the average of their closing prices for the five trading days following the acquisition. Direct costs of the acquisition include investment banking fees, legal and accounting fees and other external costs directly related to the acquisition.

The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. Goodwill is non-amortizing for financial statement purposes and is not tax deductible.

As a result of closing the Merger late in the third quarter of 2008, the purchase price allocation is preliminary and is subject to future adjustment during the allocation period as defined in SFAS No. 141. The primary areas of the purchase price allocation that could be subject to future adjustment relate to the valuation of pre-acquisition contingencies, income taxes and residual goodwill. Additionally, the Company is in the process of making assessments in other areas that could affect the final purchase price allocation. The following summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date. (in millions):

Net working capital and other assets	$296.0
Property, plant and equipment	133.0
In-process research and development	365.7
Identifiable intangible assets	542.0
Deferred tax liability, net	(100.3)
Long-term debt	(997.5)
Goodwill	3,671.7

Total	$3,910.6

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

Identifiable intangible assets consist of developed product technology and are amortized using the straight-line method over the estimated useful life of the asset of 20 years. Refer to Note 9—Goodwill and Other Intangibles.

In the successor period in 2008, the first accounting period following the Merger, the Company expensed $365.7 million in in-process R&D which was recorded in purchase accounting.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined historical results of the operations of the Company and APP as if the acquisition had occurred on the first day of the period presented. Certain adjustments have been made to reflect changes in depreciation, amortization and income taxes based on the Company’s estimate of fair values recognized in the application of purchase accounting, and interest expense on borrowings to finance the acquisition.

Unaudited pro forma results of operations are as follows (in thousands):

For the Three Month Period ended March 31,2008
Sales	$148,079
Gross profit	$29,502
Net loss	$(390,904)

This unaudited pro forma financial information is not intended to represent or be indicative of what would have occurred if the transaction had taken place on the date presented and is not indicative of what the Company’s actual results of operations would have been had the acquisition been completed at the beginning of the period indicated above. The unaudited pro forma information includes the write-off of $365.7 million of in-process R&D and $45.5 million of expense in cost of goods sold due to inventory step up. Further, the pro forma combined results do not reflect one-time costs to fully merge and operate the combined organization more efficiently, or anticipated synergies expected to result from the combination and should not be relied upon as being indicative of the future results that the Company will experience.

(3) Adjusted EBITDA Calculation for Contingent Value Rights

In connection with the Merger, each APP shareholder was issued one CVR of FKP Holdings for each share held. The CVRs are intended to give holders an opportunity to participate in any excess Adjusted EBITDA, as defined in the CVR Indenture, generated by FKP Holdings during the three years ending December 31, 2010, referred to as the “CVR measuring period,” in excess of a threshold amount. Each CVR represents the right to receive a pro rata portion of an amount equal to 2.5 times the amount by which cumulative Adjusted EBITDA of APP and FKP Holdings and their subsidiaries on a consolidated basis, exceeds $1.267 billion for the three years ending December 31, 2010. If Adjusted EBITDA for the CVR measuring period does not exceed this threshold amount, no amounts will be payable on the CVRs and the CVRs will expire valueless. The maximum amount payable under the CVR Indenture is $6.00 per CVR. The cash payment on the CVRs, if any, will be determined after December 31, 2010, and will be payable June 30, 2011, except in the case of a change of control of FKP Holdings, which may result in an acceleration of any payment. The acceleration payment, if any, is payable within six months after the change of control giving rise to the acceleration payment.

The CVRs do not represent equity, or voting securities of FKP Holdings, and they do not represent ownership interests in FKP Holdings. Holders of the CVRs are not entitled to any rights of a stockholder or other equity or voting securities of FKP Holdings, either at law or in equity. Similarly, holders of CVRs are not entitled to any dividends declared or paid with respect to any equity security of FKP Holdings. A holder of a CVR is entitled only to those rights set forth in the CVR indenture. Additionally, the right to receive amounts payable under the CVRs, if any, is subordinated to all senior obligations of FKP Holdings. The CVRs trade on NASDAQ under the symbol “APCVZ”.

Because any amount payable to the holders of CVRs must be settled in cash, the CVRs are classified as liabilities in the accompanying condensed consolidated financial statements. The estimated fair value of the CVRs at the date of acquisition was included in the cost of the acquisition. At each reporting date, the CVRs are marked-to-market based on the closing price of a CVR as reported by NASDAQ, and the change in the fair value of the CVR for the reporting period is included in income from operations. At March 31, 2009 and December 31, 2008, the carrying value of the CVR liability was approximately $60.4 million and $57.1 million, respectively.

(4) Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out, or FIFO method, as follows (in thousands):

	For the Period Ended
	March 31, 2009			December 31, 2008
	Approved	Pending Regulatory Approval	Total Inventory	Approved	Pending Regulatory Approval	Total Inventory
	(in thousands)
Finished goods	$85,376	—	$85,376	$72,677	—	$72,677
Work in process	24,205	680	24,885	16,574	1,512	18,086
Raw materials	83,546	2,468	86,014	75,482	4,109	79,591

	$193,127	$3,148	$196,276	$164,733	$5,621	$170,354

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

At March 31, 2009 and December 31, 2008, inventory included $3.1 and $5.6 million, respectively, in costs related to products pending FDA approval at our Melrose Park, Grand Island and Puerto Rico facilities.

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

(5) Long-Term Debt and Credit Facility

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

All amounts owing under these credit facilities became due and payable and the agreements terminated upon the closing of the Merger on September 10, 2008. The interest rate swap agreements were terminated on September 5, 2008, resulting in a recognized loss of $2.7 million. There were no penalties associated with the early pay-off of the debt or termination of the interest rate swap agreements.

Fresenius Merger—Credit Agreements

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

The Senior Credit Facilities Agreement provides APP Pharmaceuticals, LLC, a wholly owned subsidiary of APP, with two term loan facilities: a Tranche A2 Term Loan (“Term Loan A2”) for $500 million and Tranche B2 Term Loan (“Term Loan B2”) for $497.5 million. Proceeds from the borrowings under Term Loans A2 and B2 were used to repay and replace the borrowings outstanding under the Spin-off Credit Agreement Term Loans A and B that were assumed in the Merger. The Senior Credit Facilities Agreement also provides APP Pharmaceuticals, LLC with a $150 million revolving credit facility, which replaces the Spin-off Credit Agreement revolving credit facility. The revolving credit facility includes a $50 million sub-limit for swingline loans and a $20 million sub-limit for letters of credit. The Term Loan A2 and B2 loan facilities mature on September 10, 2013 and September 10, 2014, respectively, and the revolving credit facility expires on September 10, 2013. We incurred and capitalized approximately $25 million in debt issue costs in connection with the Senior Credit Facilities Agreement. As of March 31, 2009, the balance outstanding on APP Pharmaceuticals, LLC senior credit facilities and revolving credit facility was $997.5 million and $30.5 million, respectively.

Pursuant to the Senior Credit Facilities Agreement, Fresenius Kabi Pharmaceuticals, LLC (which was merged with and into APP Pharmaceuticals, Inc. upon consummation of the Merger) entered into an intercompany loan with the borrower of the $500 million Tranche A1 Term Loan and the $502.5 million Tranche B1 Term Loan, and an affiliate of FKP Holdings entered into an intercompany loan with the borrower under the $300 million revolving facility under the Senior Credit Facilities Agreement (collectively, the “Senior Intercompany Loans”), the amount, maturity and other financial terms of which correspond to those applicable to the loans provided to such borrowers under the Senior Credit Facilities Agreement described above. The Senior Intercompany Loans are guaranteed by FKP Holdings and certain of its affiliates and subsidiaries and secured by the assets of FKP Holdings and certain of its affiliates and subsidiaries. The Senior Intercompany Loans provide for an event of default and acceleration if there is an event of default and acceleration under the Senior Credit Facilities Agreement, but acceleration of the Senior Intercompany Loans may not occur prior to acceleration of the loans under the Senior Credit Facilities Agreement. By entering into certain of the Senior Intercompany Loans with Fresenius Kabi Pharmaceuticals, LLC, Fresenius effectively pushed-down its Merger-related term loan borrowings under the Senior Credit Facilities Agreement to the FKP Holdings group. The Senior Intercompany Loans bear interest at a variable rate based on the rates applicable to the corresponding loans under the Senior Credit Facilities Agreement, plus a margin, as discussed below, and are due in 2013 and 2014, as applicable. As described below, the original borrowing under the Bridge Facility Agreement was $1,300 million, $650 million of which was repaid in October of 2008 and the remainder of which was repaid in January 2009. Also as described below, the related Intercompany Loans were refinanced in connection with the repayments made on the Bridge Facility Agreement. The balance of the Senior Intercompany Loans outstanding at March 31, 2009 was $1,629.2 million.

Pursuant to the Bridge Facility Agreement, FKP Holdings entered into an intercompany loan (the “Bridge Intercompany Loan”) with an affiliate of FKP Holdings who is the borrower under the Bridge Facility Agreement, the amount, maturity, and other financial terms of which correspond to those applicable to the loans provided to such borrower under the Bridge Facility Agreement. The Bridge Intercompany Loan is guaranteed by certain of its affiliates and subsidiaries and secured by the assets of FKP Holdings and certain of its affiliates and subsidiaries. The Bridge Intercompany Loan provides for an event of default and acceleration if there is an event of default and acceleration under the Bridge Facility Agreement, but acceleration of the Bridge Intercompany Loan may not occur prior to acceleration of the loans under the Bridge Facility Agreement. By entering into the Bridge Intercompany Loan with FKP Holdings, Fresenius effectively pushed-down its Merger-related borrowings under the Bridge Credit Facility Agreement to FKP Holdings. The Bridge Intercompany Loan bears interest at the rate applicable to the corresponding loan under the Bridge Facility Agreement, plus a margin and is due in 2009 or 2015, if extended. In addition, Fresenius SE made two other intercompany loans totaling $456.2 million to FKP Holdings as part of the acquisition. These intercompany loans include fixed interest rates and mature on September 10, 2014. As described below, the original borrowing under the Bridge Facility Agreement was $1,300 million, $650 million of which was repaid in October of 2008 and the remainder of which was repaid in January 2009. Also as described below, the related intercompany loans were refinanced in connection with the repayments made on the Bridge Facility Agreement.

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

On October 6, 2008, the amount available under the Senior Credit Facilities Agreement was increased to approximately $2.95 billion by increasing the amount of the Tranche B1 Term Loan facility by $483.1 million. On October 10, 2008, the full amount of the increase to the Tranche B1 Term Loan facility under the Senior Credit Facilities Agreement was drawn down. These funds, along with an additional $166.9 million (comprised of an additional $50 million drawn on the $300 million revolving credit facility under the Senior Credit Facilities Agreement and $116.9 million advanced by Fresenius under the terms of two Fresenius intercompany loans) were used to repay a portion of the $1.3 billion outstanding under the Bridge Facility Agreement, so that the aggregate amount outstanding under Bridge Facility Agreement, after these repayments, was $650 million.

These changes to the Senior Credit Facilities Agreement and Bridge Credit Facility Agreement were also reflected in the Senior Intercompany Loans and Bridge Intercompany Loan. At the closing of the Merger, the amounts outstanding under the Senior Intercompany Loans and Bridge Intercompany Loan were $1,102.5 million and $1,300.0 million, respectively. In connection with the transactions described above, the balance of the Senior Intercompany Loans was increased by a total of $533.1 million, reflecting the push-down of $483.1 million in additional borrowings under the Tranche B1 Term Loan facility and the $50 million additional draw under the $300 million revolving credit facility. The balance of the Bridge Intercompany Loan was reduced by $650 million and replaced with $533.1 million in additional Senior Intercompany Loans and two Fresenius SE intercompany loans to APP totaling $116.9 million. This $650 million repayment of the Bridge Intercompany Loan resulted in the write-off of $13.4 million in related debt issuance costs in the fourth quarter of 2008.

On January 21, 2009, the borrower under the Bridge Facility Agreement, which is an affiliate of Fresenius, issued two tranches of notes in a private placement. The issuer sold $500 million aggregate principal amount of fixed interest rate senior notes and €275 million aggregate principal amount of fixed interest rate senior notes. The notes are senior unsecured obligations of the issuer and mature on July 15, 2015. Proceeds of the notes issuance were used among other things, to repay in full the $650 million outstanding under the Bridge Facility Agreement. Upon the repayment of the bridge loan, the Bridge Intercompany Loan was refinanced and replaced with an Intercompany Dollar Loan of $500 million and an Intercompany Euro Loan of €115.7 million. The interest payments for these notes are at fixed interest rates and are due semi-annually January 15 and July 15. These new intercompany loans are not guaranteed or secured and the principal for both of these loans is due July 15, 2015. As a result of the refinancing, in the first quarter of 2009, we wrote-off $14.6 million of Bridge Intercompany Loan unamortized debt issuance costs and incurred debt issuance costs of $64.3 million for the new Intercompany Dollar and Euro loans. The outstanding loan balance of the unsecured intercompany loans outstanding at March 31, 2009 is $1,227 million.

The following is the repayment schedule for Term Loans A2 and B2 and intercompany loans as of March 31, 2009:

	Term Loan A2	Term Loan B2	Target Revolver	Intercompany Fresenius	Total
2009	$37,500	$6,219	$—	$99,740	$143,459
2010	71,500	4,975	—	81,292	157,767
2011	122,500	4,975	—	132,292	259,767
2012	150,000	4,975	—	159,792	314,767
2013	118,500	4,975	30,500	128,292	282,267
2014 and thereafter	—	471,381	—	2,254,810	2,726,191

	$500,000	$497,500	$30,500	$2,856,218	$3,884,218

(6) Derivatives

The Company does not engage in the trading of derivative financial instruments except where the Company’s objective is to manage the variability of forecasted principal and interest payments attributable to changes in interest rates or foreign currency fluctuations. In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks.

Included in our intercompany borrowings are two Euro-denominated notes, a €200 million note with a maturity in 2014 and a €115.7 million note with a maturity in 2015. In connection with these borrowings, we entered into intercompany foreign currency forward swap contracts in order to limit our exposure to changes in current exchange rates on the Euro-denominated notes principal balance and related future interest payments. We have entered into foreign currency swaps with affiliates of Fresenius for the total of the Euro-denominated notes principal balance. These agreements begin to mature in June 2009, with the latest maturity in January 2012, and are not designated as hedging instruments for accounting purposes. As the Euro-denominated intercompany notes payable represent a foreign currency transaction to us, during the three month period ended March 31, 2009, we recognized an $8.2 million foreign currency transaction gain in order to adjust the carrying value of the Euro-denominated notes to reflect the March 31, 2009 exchange rate, and an offsetting foreign currency transaction loss of $2.2 million related to the change in fair value of these swap agreements from a $4.1 million asset to a $1.9 million asset. The net foreign currency transaction gain of $6 million is included in other income (expense) in the accompanying condensed consolidated statement of operations for the quarter ended March 31, 2009. We have also entered into foreign currency hedges for the €15.9 million of future cash flows related to the interest payments due on the €200 million note through December 10, 2010, and for the €30.5 million of future cash flows related to the interest payments on the €115.7 million note through January 17, 2012. These foreign currency agreements have been designated as hedges of our exposure to fluctuations in interest payments on outstanding Euro-denominated borrowings due to changes in Euro/U.S. dollar exchange rates (a cash flow hedge). The fair value of these foreign currency hedge agreements at March 31, 2009 is an asset of $2.1 million, and is included in long-term assets in our consolidated balance sheets. For the three month period ended March 31, 2009, we recorded a deferred gain of $1.3 million, net of tax of $0.8 million, in other comprehensive income (loss).

On November 3, 2008, we entered into four interest rate swap agreements with Fresenius for an aggregate notional principal amount of $900 million. These agreements require us to pay interest at an average fixed rate of 3.97% and entitle us to receive interest at a variable rate equal to three-month LIBOR, which is equal to the benchmark for the term A Loans being hedged, on the notional amount. The interest rate swaps expire in October 2011 and December 2013. At November 3, 2008 we had no initial net investment in these swaps as the swaps had an aggregate fair value of $15.9 million (liability) and Fresenius contributed an equal amount to us. These swaps have been designated as hedges of our exposure to fluctuations in interest payments on outstanding variable rate borrowings due to changes in interest rates (a cash flow hedge). The fair value of these interest rate swap agreements at March 31, 2009 is a liability of $74.1 million, and is included in long-term liabilities in our consolidated balance sheets. For the three month period ended March 31, 2009 we recorded a deferred loss of $2.4 million, net of tax of $1.5 million, in other comprehensive income (loss) and recognized $0.9 million in interest expense, which represented the amount of hedge ineffectiveness.

(7) Fair Value Measurements

The Predecessor adopted SFAS No. 157, “Fair Value Measurements” on January 1, 2008 for financial assets and liabilities measured at fair value on a recurring basis. The adoption of SFAS No. 157 on January 1, 2008 did not have a significant impact on the consolidated financial statements of our Predecessor. Our Predecessor applied the fair value measurement guidance of SFAS No. 157 in the valuation of its interest rate swaps, which it entered into on February 14, 2008 and settled in September 2008 prior to the completion of the Merger. The Company adopted the provisions of SFAS 157 for non-financial assets and liabilities effective at the beginning of fiscal year 2009. The adoption of the provisions of SFAS 157 for non-financial assets and liabilities had no impact on our condensed consolidated financial statements.

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

Assets and liabilities recorded at fair value are valued using quoted market prices, or under a market approach, using other relevant information generated by market transactions involving identical or comparable instruments:

		Basis of Fair Value Measurement (in thousands)
	Balance at March 31, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets – fair value of foreign currency swaps	$3,758	$—	$3,758	$—

Liabilities:
Contingent value rights	$60,403	$60,403	—	—
Fair value of interest rate swaps	74,116	—	$74,116	—

Total liabilities	$134,519	$60,403	$74,116	$—

(8) Related Party Transactions

Net receivables and payables due from (to) related parties for the successor period ended March 31, 2009 pertain to amounts due from (to) Fresenius and its direct and indirectly owned subsidiaries, while related party amounts for the predecessor periods pertain to balances and transactions with New Abraxis, which was spun-off by APP on November 13, 2007. See below for a detailed discussion of these transactions.

Transactions with Fresenius

In connection with the Merger and associated financing transactions, FKP Holdings and its subsidiaries entered into a number of intercompany loan agreements with financing subsidiaries of Fresenius, the Company’s parent, as described in Note 5—Long-Term Debt and Credit Facility. At March 31, 2009, the principal amount outstanding under these loans was $2,856.2 million. Interest expense recognized on these intercompany loans for the three months ended March 31, 2009 was $52.6 million, and accrued interest of $57.0 million was due on these intercompany loans at March 31, 2009. As described in Note 5—Long-Term Debt and Credit Facility, in the quarter ended March 31, 2009, the Company paid $64.3 million in issuance costs related to the refinancing of the Bridge Intercompany Loan. In addition, during the successor period ended December 31, 2008, Fresenius pushed-down approximately $97.9 million in issue costs associated with these intercompany loans. These costs are expected to be repaid and are therefore included in the payable to Parent Company balance reflected in the accompanying condensed consolidated financial statements.

Transactions with New Abraxis

In connection with the November 13, 2007 separation, APP entered into a number of agreements that govern its relationship with New Abraxis for a period of time after the separation. These agreements were entered into while both APP and New Abraxis was still a wholly owned subsidiaries of Old Abraxis. These agreements include (i) a tax allocation agreement, (ii) a dual officer agreement, (iii) an employee matters agreement, (iv) a transition services agreement, (v) a manufacturing agreement, and (vi) various real estate leases. Transactions relating to these agreements are summarized in the following table:

Predecessor
Three Months Ended March 31, 2008
(in millions)
Transition service income	$(0.2)
Facility management fees	0.8
Net rental expense	(0.6)
Margins on the manufacture and distribution of Abraxane®	0.3

(9) Goodwill and Other Intangibles

As of March 31, 2009 and December 31, 2008, goodwill had a carrying value of $3,671.7 million and $3,669.7 million, respectively, with the increase in carrying value resulting entirely from the recognition of additional direct costs associated with the Merger between APP and FKP Holdings on September 10, 2008, as described in Note 2—Merger with APP.

All of our intangible assets, other than goodwill, are subject to amortization. Amortization expense on intangible assets attributable to operations was $9.2 million in the first quarter of 2009 (successor period) and $3.9 million in the first quarter of 2008 (predecessor period). At March 31, 2009, the weighted average expected lives of intangibles was approximately 18.6 years.

The following table reflects the components of identifiable intangible assets, all of which have finite lives, as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008		Category Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)		(in thousands)
Developed product technology	$489,000	$13,591	$489,000	$7,478	20 years
Product rights	—	—	—	—	20 years
Developed product technology	—	—	—	—	12 years
Customer relationships	12,000	3,273	12,000	1,223	3 years
Contracts and other	41,000	3,508	41,000	2,508	5 years

Total	542,000	20,372	542,000	11,209

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

(10) Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(in thousands)
Sales and marketing	$22,840	$22,808
Payroll and employee benefits	10,449	14,077
Legal and insurance	5,764	5,068
Accrued interest	10,841	5,903
Accrued separation costs	81	429
Other	3,498	4,781

	$53,473	$53,066

(11) Income Taxes

On January 1, 2007, our Predecessor adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the criteria that must be met prior to the recognition of the financial statement benefit of a position taken or expected to be taken in a tax return in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The effect of the implementation of FIN 48 was not material. As of March 31, 2009, the total amount of gross unrecognized tax benefits, which are reported in other liabilities in our unaudited condensed consolidated balance sheet, was $2.7 million. This entire amount would impact goodwill if recognized. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes. For the three month period ended March 31, 2009, $0.3 million of such interest was accrued.

For the successor period ended March 31, 2009, FKP Holdings reported an income tax benefit of $17.0 million on a pretax loss of $28.1 million, or an effective benefit rate of 60.5%. This rate differs from the statutory U.S. federal tax rate of 35% due primarily to the tax cost of a hypothetical distribution of the profits of our foreign subsidiaries, the nondeductibility of the increase in the liability to pay CVRs, as well as the effect of state and foreign income taxes.

Tax expense on pretax income for the predecessor period from January 1, 2008 through March 31, 2008 was $7.6 million, an effective rate of 45.3%. This rate differs from the statutory U.S. federal tax rate of 35% due primarily to the effect of state and foreign income taxes.

Deferred tax assets are recognized if, in management’s judgment, it is more likely than not such assets will be realized. The Company has determined that it can not conclude that it is more likely than not that deferred tax assets related to carryovers of net operating losses in Puerto Rico will be realized. Accordingly, the Company recorded a valuation allowance of $1.0 million related to these future deductible amounts as of December 31, 2008. As the Puerto Rican entity has continued to incur losses, an additional $0.2 million was added to the valuation in the period ended March 31, 2009. The total of $1.2 million represents the entire deferred tax asset resulting from the Puerto Rican loss carryovers.

Through the date of the Merger, APP and its subsidiaries filed income tax returns in the US Federal jurisdiction, Canada, Puerto Rico, and various state jurisdictions. APP is currently undergoing a Federal income tax examination for tax years 2006 and 2007. APP is also currently under state income tax examinations in California, Illinois and North Carolina for various tax years. Although not currently under examination or audit, APP’s Canadian income tax returns for the 2005 through 2008 tax years, its Puerto Rican income tax returns for the 2006 through 2008 tax years and its state income tax returns for the 2004 through 2008 tax years remain open for possible examination by the appropriate governmental agencies. There are no other open federal, state, or foreign government income tax audits at this time.

On September 10, 2008, the date of the Merger, a wholly-owned subsidiary of FKP Holdings merged with and into APP pursuant to and by the Agreement and Plan of Merger dated July 6, 2008. Accordingly, FKP Holdings became the parent company of APP and its subsidiaries. For periods beginning January 1, 2009, APP and its subsidiaries will be included in the consolidated US Federal income tax return of FKP Holdings.

(12) Other Comprehensive Income

Elements of other comprehensive income, net of income taxes, were as follows:

	(Successor)	(Predecessor)
	Three Months Ended March 31,
	2009	2008
	(in thousands)
Foreign currency translation adjustments	$(789)	$(1,005)
Change in fair value of interest rate swaps	(2,412)	(4,441)
Change in the fair value of foreign currency swap	1,317	—

Other comprehensive gain (loss), net of tax	(1,884)	(5,446)
Net (loss) income	(11,105)	9,157

Comprehensive (loss) income	$(12,989)	$3,711

At March 31, 2009 and 2008, we had a cumulative loss from the change in the fair value of our interest rate swaps, net of tax of $34.8 million and $4.4 million, respectively. The cumulative change in foreign currency swaps was a gain of $1.3 million as of March 31, 2009. There was no foreign currency swap in the three months ended March 31, 2008. The cumulative foreign currency translation adjustment was a loss of $5.3 million as of March 31, 2009 and a gain of $1.7 million as of March 31, 2008.

(13) Contingencies

Litigation

We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims have included assertions that our products infringe existing patents, allegations of product liability and also claims that the use of our products has caused personal injuries. We believe we have substantial defenses in these matters, however litigation is inherently unpredictable. Consequently any adverse judgment or settlement could have a material adverse effect on our results of operations, cash flows or financial condition for a particular period. We record accruals for such contingencies to the extent that we conclude a loss is probable and the amount can be reasonably estimated. We also record receivables for probable insurance recoveries from third party insurers.

Summarized below are the more significant legal matters pending to which we are a party:

Patent Litigation

Pemetrexed Disodium

We have filed an abbreviated new drug application, or “ANDA”, seeking approval from the FDA to market pemetrexed disodium for injection, 500 mg/vial. The Reference Listed Drug for APP’s ANDA is Alimta®, a chemotherapy agent for the treatment of various types of cancer marketed by Eli Lilly. Eli Lilly is believed to be the exclusive licensee of certain patent rights from Princeton University. We notified Eli Lilly and Princeton University of our ANDA filing pursuant to the provisions of the Hatch-Waxman Act and, in June 2008, Eli Lilly and Princeton University filed a patent infringement action in the U.S. District Court for the District of Delaware seeking to prevent us from marketing this product until after the expiration of U.S. Patent 5,344,932, which is alleged to expire in 2016. We filed our Answer and Counterclaims in August 2008 and are currently engaged in discovery.

Naropin®

In March 2007 we filed a complaint for patent infringement against Navinta LLC in the U.S District Court for the District of New Jersey. Navinta filed an ANDA seeking approval from the FDA to market ropivacaine hydrochloride injection, in the 2 mg/ml, 5 mg/ml and 10 mg/ml dosage forms. The Reference Listed Drug for Navinta’s ANDA is APP’s proprietary product Naropin®. On July 16, 2008 Navinta filed a motion to dismiss the case based on lack of subject matter jurisdiction. The motion has been fully briefed and is now pending. On July 31, 2008, we were denied our request to dismiss five counterclaims brought by Navinta but were granted our motion to bifurcate and stay discovery on the claims. The parties are currently engaged in discovery and no trial date has been set.

Oxaliplatin

We have filed ANDAs seeking approval from the FDA to market oxaliplatin for injection, 10 mg and 50mg vials, and oxaliplatin injection, in 5mg/ml, 10ml, 20ml and 40 ml dosage forms. The Reference Listed Drug is the chemotherapeutic agent Eloxatin® marketed by Sanofi-Aventis that is approved for the treatment of colorectal cancer. Sanofi-Aventis is believed to be the exclusive licensee of certain patent rights from Debiopharm. We notified Sanofi-Aventis and Debiopharm of the ANDA filings pursuant to the provisions of the Hatch-Waxman Act, and Sanofi-Aventis and Debiopharm filed a patent infringement action in the U.S. District Court for the District of New Jersey seeking to prevent us from marketing these products until after the expiration of various U.S. patents. Multiple cases proceeding against other generic drug manufacturers were consolidated pursuant to a pre-trial scheduling order in April 2008. We have filed a summary judgment motions on the issues of non-infringement and invalidity and are awaiting disposition of the motions. Expert discovery will conclude in June 2009.

Product Liability Matters

Sensorcaine

We have been named as a defendant in approximately twenty-two personal injury/product liability actions (out of an original thirty-four, twelve have been dismissed) brought against us and other pharmaceutical companies and medical device manufacturers by plaintiffs claiming that they suffered injuries resulting from the post-surgical release of certain local anesthetics via a pain pump into the shoulder joint. We acquired several generic anesthetic products from AstraZeneca in June 2006. Pursuant to the Asset Purchase Agreement with AstraZeneca we are responsible for indemnifying Astra Zeneca for defense of suits alleging injuries occurring after the acquisition date (unless the drugs are determined to be defective in manufacturing, in which case AstraZeneca will indemnify us pursuant to that certain Manufacturing and Supply Agreement entered into by us and AstraZeneca). Likewise Astra Zeneca agreed to indemnify us for suits alleging injuries occurring prior to the acquisition date. All of our local anesthetic products are approved by the FDA and continue to be marketed and sold to customers.

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

Breach of Contract Matters

On February 9, 2005 Pharmacy, Inc. filed suit against us in the U.S. District Court for the Eastern District of New York alleging we breached an Asset Purchase Agreement entered into September 30, 2002 by the parties. In its complaint Pharmacy seeks to recover monetary damages and other relief for the alleged breach of the contract. Discovery and dispositive motions have been substantially completed and the parties have submitted an amended pre-trial order on December 10, 2008. We expect the case to be certified as trial ready and set a pre-trial conference in the second quarter of 2009. We believe that we did not breach the contract and are vigorously defending this matter.

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

(13) Revenue by Product Line

Total revenues by product line were as follows (in thousands):

	Successor	Predecessor
	For the Three Month Period Ended March 31,
	2009	2008
Critical care	$122,282	$91,182
Anti-infective	48,034	42,960
Oncology	19,052	11,021
Contract manufacturing and other	2,829	2,916

Total revenue	$192,197	$148,079

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other documents we file with the Securities and Exchange Commission contain forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. In addition, we may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which could cause our actual results and those of our consolidated subsidiaries to differ materially from those implied by such forward-looking statements, due to a number of factors, many of which are beyond our control, which include, but are not limited to:

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise. Readers should carefully review the factors described in “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and in “Item 1A: Risk Factors” of Part II of this Form 10-Q and other documents we file from time to time with the Securities and Exchange Commission. Readers should understand that it is not possible to predict or identify all such factors. Consequently, readers should not consider any such list to be a complete set of all potential risks or uncertainties.

OVERVIEW

The following management’s discussion and analysis of financial condition and results of operations, or MD&A, is intended to assist the reader in understanding our company. The MD&A is provided as a supplement to, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, including the information in “Item 1: Business”; “Item 1A: Risk Factors”, “Item 6: Selected Financial Data”; and “Item 8: Financial Statements and Supplementary Data.”

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

American Pharmaceutical Partners, Inc. (“Old APP”) began in 1996 with an initial focus on U.S. marketing and distribution of generic pharmaceutical products manufactured by others. In June 1998, Old APP acquired Fujisawa USA, Inc.’s generic injectable pharmaceutical business, including manufacturing facilities in Melrose Park, Illinois and Grand Island, New York and our research and development facility in Melrose Park, Illinois. Old APP also acquired additional assets in that transaction, including inventories, plant and equipment and abbreviated new drug applications that were approved by or pending with the FDA.

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

On November 13, 2007, Old Abraxis separated into two independent publicly-traded companies, New APP, which held the Abraxis Pharmaceutical Products business, focusing primarily on manufacturing and marketing our oncology, anti-infective and critical care hospital-based generic injectable products and marketing our proprietary anesthetic/analgesic products (which we refer to collectively as the “hospital-based business”), and Abraxis BioScience Inc. (“New Abraxis”) which held the Abraxis Oncology and Abraxis Research businesses (which we refer to as the “proprietary business”). New APP continued to operate the hospital-based business under the name APP Pharmaceuticals, Inc. New APP and New Abraxis entered into a series of agreements in connection with the separation, including a credit facility under which New APP borrowed $1 billion, a portion of which was paid to New Abraxis in connection with the separation, and an a $150 million revolving credit facility.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 and March 31, 2008

The following table sets forth the results of our operations for each of the three months ended March 31, 2009 and 2008, and forms the basis for the following discussion of our operating activities. For accounting purposes the Company has separated its historical financial results for the Predecessor Company (APP) for all periods prior to September 10, 2008, the effective date of the Merger, and the Successor Company (FKP Holdings) for all periods after July 2, 2008 (the date of inception). The separate presentation is required as there was a change in accounting basis, which occurred when purchase accounting was applied in connection with the acquisition of the Predecessor. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price.

Note: For purposes of discussing our historical results of operations, the following table compares the results of the successor company for the three months ended March 31, 2009 to those of our predecessor for the three months ended March 31, 2008. This comparative presentation is intended to facilitate the discussion of relevant trends and changes affecting our operating results. Where significant, the effect of merger related transactions and the application of purchase accounting are highlighted.

FRESENIUS KABI PHARMACEUTICALS HOLDING, INC.

CONSOLIDATED RESULTS OF OPERATIONS

(In thousands)

	Three months Ended March 31, 2009	Three months Ended March 31, 2008	Change Favorable (Unfavorable)
			$	%
	(Successor)	(Predecessor)
Revenues
Critical care	$122,282	$91,182	$31,100	34%
Anti-infective	48,034	42,960	5,074	12%
Oncology	19,052	11,021	8,031	73%
Contract manufacturing and other	2,829	2,916	(87)	-3%

Total revenue	192,197	148,079	44,118	30%
Cost of sales	92,177	78,017	(14,160)	-18%

Gross profit	100,020	70,062	29,958	43%

Percent to total revenue	52.0%	47.3%
Research and development	6,699	12,330	5,631	46%
Selling, general and administrative	23,454	21,020	(2,434)	-12%
Amortization of merger-related intangibles	9,163	3,856	(5,307)	-138%
Separation costs	—	391	391	—%

Total operating expenses	39,316	37,597	(1,719)	-5%

Percent to total revenue	20.5%	25.4%
Income from operations	60,704	32,465	28,239	87%

Percent to total revenue	31.6%	21.9%

Interest expense	(39,309)	(16,716)	(22,593)	135%
Intercompany interest expense	(52,555)	—	(52,555)	—%
Change in the fair value of contingent value rights	(3,265)	—	(3,265)	—%
Interest income and other	6,325	979	5,346	—%

(Loss) income before income taxes	(28,100)	16,728	(44,828)	-268%
Income tax (benefit) expense	(16,995)	7,571	24,566	324%

Net (loss) income	$(11,105)	$9,157	$(20,262)	-221%

Total Revenue

Total revenue for the three months ended March 31, 2009 increased $44.1 million, or 30%, to $192.2 million as compared to $148.1 million for the same quarter in 2008. The increase in total revenue for the three months ended March 31, 2009 over the prior year period was due to a 9% unit volume increase and a 21% increase in unit prices.

Net revenues for our critical care products for the three months ended March 31, 2009 increased to $122.3 million, an increase of $31.1 million, or 34%, over the prior year period, driven primarily by increased heparin sales. Net revenue from anti-infective products for the three months ended March 31, 2009 increased by $5.1 million, or 12%, to $48.0 million from $42.9 million in the prior year period, due to higher volume as a result of increased market penetration. Net revenue from oncology products for the three months ended March 31, 2009 increased $8.0 million, or 73%, to $19.0 million from $11.0 million in the prior year, primarily due to new product introductions during the second half of 2008. Contract manufacturing revenue decreased by $0.1 million to $2.8 million in the first quarter of 2009 as compared to $2.9 million for the same quarter in the prior year.

Gross Profit

Gross profit for the three months ended March 31, 2009 was $100.0 million, or 52.0% of total revenue, as compared to $70.1 million, or 47.3% of total revenue, in the same quarter of 2008. The increase in gross profit was principally due to higher revenue in the 2009 quarter. The improvement in the overall gross profit percentage was primarily due to improved product mix, partially offset by the reporting of our 2009 Puerto Rico facility costs in cost of sales as we completed our production validation and transfer of products to our Puerto Rico facility. In 2008, we reported our Puerto Rico facility costs in research and development as production validation and transfer of products to the facility were in process. Cost of sales for the three-month period ended March 31, 2008 included $4.1 million in non-cash amortization of intangible product rights associated with a product acquisition. Excluding the impact of this non-cash charge, gross profit margin for the three months ended March 31, 2009 and 2008 would have been 52.0% and 50.1%, respectively.

Research and Development

Research and development expense for the three months ended March 31, 2009 decreased $5.6 million, or 46%, to $6.7 million versus $12.3 million for the same quarter in 2008. The decrease was due primarily to the reporting of 2009 costs associated with our Puerto Rico facility to cost of goods sold as described above.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended March 31, 2009 increased $2.4 million to $23.4 million, or 12.2% of total revenue, from $21.0 million, or 14.2% of total revenue, for the same period in 2008. This increase in costs was due primarily to increased professional fees compared to the prior year period, while the decline in selling, general and administrative expense as a percent of total revenue was due to better leverage of these costs as a result of the increase in revenue.

Amortization, Separation and Merger Costs

The three months ended March 31, 2009 included $9.2 million of amortization of Merger-related intangibles, associated with the Merger with APP. The prior year (predecessor) amortization of $3.9 million relates to the merger between APP and Abraxis BioScience. Separation costs for the three months ended March 31, 2008 was $0.4 million.

Interest Expense and Intercompany Interest Expense

Interest expense increased to $39.3 million for the three months ended March 31, 2009, compared to $16.7 million for the three months ended March 31, 2008. The increase in interest expense was primarily due to the inclusion in interest expense of $14.7 million in unamortized deferred financing costs that were written-off in the first quarter of 2009 in connection with the refinancing and restructuring of the bridge financing that was put in place in connection with the Merger in September of 2008 and higher average debt levels outstanding during the period. Intercompany interest expense was $52.6 million for the three months ended March 31, 2009 reflecting the $2,956.2 million of intercompany debt in connection with the closing of Merger on September 10, 2008.

Interest Income and Other

Interest income and other consists primarily of interest earned on invested cash and cash equivalents, the impact of foreign currency rate changes on intercompany trading and debt accounts denominated in Euros, and other financing costs. Interest income and other was $6.3 million of income for the three months ended March 31, 2009 versus $1.0 million of income in the comparable 2008 period. The increase was primarily due to higher foreign currency transaction gains.

        Additionally, in 2009 we recognized $3.3 million of expense resulting from the change in fair value of the contingent value rights (CVRs) issued to APP shareholders in connection with the Merger. The estimated fair value of the CVRs at the date of the acquisition was included in the cost of the acquisition and is adjusted at each reporting date (marked-to-market) based on the closing price of a CVR as reported by NASDAQ, with the change in the fair value of the CVR for the reporting period being included in operations.

Provision for Income Taxes

For the period ended March 31, 2009, FKP Holdings reported an income tax benefit of $17.0 million on a pretax loss from operations of $28.1 million, or an effective benefit rate of 60.5%. This rate differs from the statutory U.S. federal tax rate of 35% due primarily to the tax cost of a hypothetical distribution of the profits of our foreign subsidiaries, the non-deductibility of the amortization expense related to the step-up in basis of developed product technology and the increase in the liability to pay CVRs, as well as the effect of state and foreign income taxes. Tax expense on the $16.7 million in pretax income for the predecessor period from January 1 through March 31, 2008 was $7.6 million, an effective rate of 45.3%. This rate differs from the statutory U.S. federal tax rate of 35% due primarily to the effect of state and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents for the periods indicated:

Liquidity and Capital Resources

	March 31, 2009	December 31, 2008
	(in thousands)
Summary Financial Position:
Cash and cash equivalents	$4,824	$8,441

Working capital	$91,711	$108,310

Total assets	$4,911,868	$4,847,861

Total stockholders’ equity	$537,793	$550,724

	(Successor) Three Months Ended March 31, 2009	(Predecessor) Three Months Ended March 31, 2008
	(in thousands)
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$5,383	$34,871

Purchase of property, plant and equipment	$(3,739)	$(3,301)

Purchase of other non-cash assets	$(2,500)	$(500)

Assets acquired, net of cash	$(2,000)	$—

Financing activities	$23	$(1,025)

Sources and Uses of Cash

Operating Activities

Net cash provided by operating activities was $5.4 million for the three months ended March 31, 2009 (successor period) as compared to net cash provided by operating activities of $34.9 million for the three months ended March 31, 2008 (predecessor period). The change in cash provided by operating activities for the 2009 period as compared to 2008 was due primarily to higher net earnings in 2008 and collection of outstanding trade receivables in the first quarter of 2008.

Investing Activities

Our investing activities include cash paid for acquisitions, capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure, and outlays to acquire various product or intellectual property rights needed to grow and maintain our business. Cash used in investing activities during the three month period ended March 31, 2009 was $8.2 million as compared to $3.8 million cash used in the three month period ending March 31, 2008. The three months ending March 31, 2009 included $2.0 million of Merger related payments of direct acquisition costs and $2.5 million of product rights purchased, as well as purchases of plant and equipment.

Financing Activities

Financing activities generally include external borrowings under our credit facility and intercompany borrowing activity with Fresenius and its affiliated companies, and, prior to the Merger, the issuance or repurchase of our common stock and proceeds from the exercise of employee stock options. Net cash provided by financing activities for the three month period ended March 31, 2009 was $0 million versus cash used in the three month period ending March 31, 2008 of $1.0 million. Financing inflows in the three months ended March 31, 2009 included $30.5 million in advances under our revolving credit facilities and $33.5 million received upon the maturity of short-term notes receivable from affiliates, offset by $64.3 million in debt issuance costs paid in the period related to the refinancing of our bridge loan facilities as a result of the private placement completed by Fresenius in January 2009.

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

We are also party to a “keep well” agreement with Fresenius under which Fresenius has agreed to provide us with financial support sufficient to satisfy the obligations and debt service requirements that arise under our existing financial instruments that we incurred in connection with the Merger. The keep well agreement will extend until at least January 1, 2010.

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

All amounts owing under these credit facilities became due and payable and the agreements terminated upon the closing of the Merger on September 10, 2008. The interest rate swap agreements were terminated on September 5, 2008, resulting in a recognized loss of $2.7 million. There were no penalties associated with the early pay-off of the debt or termination of the interest rate swap agreements.

Fresenius Merger—Credit Agreements

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

The Senior Credit Facilities Agreement provides APP Pharmaceuticals, LLC, a wholly owned subsidiary of APP, with two term loan facilities: a Tranche A2 Term Loan (“Term Loan A2”) for $500 million and Tranche B2 Term Loan (“Term Loan B2”) for $497.5 million. Proceeds from the borrowings under Term Loans A2 and B2 were used to repay and replace the borrowings outstanding under the Spin-off Credit Agreement Term Loans A and B that were assumed in the Merger. The Senior Credit Facilities Agreement also provides APP Pharmaceuticals, LLC with a $150 million revolving credit facility, which replaces the Spin-off Credit

Agreement revolving credit facility. The revolving credit facility includes a $50 million sub-limit for swingline loans and a $20 million sub-limit for letters of credit. The Term Loan A2 and B2 loan facilities mature on September 10, 2013 and September 10, 2014, respectively, and the revolving credit facility expires on September 10, 2013. We incurred and capitalized approximately $25 million in debt issue costs in connection with the Senior Credit Facilities Agreement. As of March 31, 2009, the balance outstanding on APP Pharmaceuticals, LLC senior credit facilities and revolving credit facility was $997.5 million and $30.5 million, respectively.

Pursuant to the Senior Credit Facilities Agreement, Fresenius Kabi Pharmaceuticals, LLC (which was merged with and into APP Pharmaceuticals, Inc. upon consummation of the Merger) entered into an intercompany loan with the borrower of the $500 million Tranche A1 Term Loan and the $502.5 million Tranche B1 Term Loan, and an affiliate of FKP Holdings entered into an intercompany loan with the borrower under the $300 million revolving facility under the Senior Credit Facilities Agreement (collectively, the “Senior Intercompany Loans”), the amount, maturity and other financial terms of which correspond to those applicable to the loans provided to such borrowers under the Senior Credit Facilities Agreement described above. The Senior Intercompany Loans are guaranteed by FKP Holdings and certain of its affiliates and subsidiaries and secured by the assets of FKP Holdings and certain of its affiliates and subsidiaries. The Senior Intercompany Loans provide for an event of default and acceleration if there is an event of default and acceleration under the Senior Credit Facilities Agreement, but acceleration of the Senior Intercompany Loans may not occur prior to acceleration of the loans under the Senior Credit Facilities Agreement. By entering into certain of the Senior Intercompany Loans with Fresenius Kabi Pharmaceuticals, LLC, Fresenius effectively pushed-down its Merger-related term loan borrowings under the Senior Credit Facilities Agreement to the FKP Holdings group. The Senior Intercompany Loans bear interest at a variable rate based on the rates applicable to the corresponding loans under the Senior Credit Facilities Agreement, plus a margin, as discussed below, and are due in 2013 and 2014, as applicable. As described below, the original borrowing under the Bridge Facility Agreement was $1,300 million, $650 million of which was repaid in October of 2008 and the remainder of which was repaid in January 2009. Also as described below, the related Intercompany Loans were refinanced in connection with the repayments made on the Bridge Facility Agreement. The balance of the Senior Intercompany Loans outstanding at March 31, 2009 was $1,629.2 million.

Pursuant to the Bridge Facility Agreement, FKP Holdings entered into an intercompany loan (the “Bridge Intercompany Loan”) with an affiliate of FKP Holdings who is the borrower under the Bridge Facility Agreement, the amount, maturity, and other financial terms of which correspond to those applicable to the loans provided to such borrower under the Bridge Facility Agreement. The Bridge Intercompany Loan is guaranteed by certain of its affiliates and subsidiaries and secured by the assets of FKP Holdings and certain of its affiliates and subsidiaries. The Bridge Intercompany Loan provides for an event of default and acceleration if there is an event of default and acceleration under the Bridge Facility Agreement, but acceleration of the Bridge Intercompany Loan may not occur prior to acceleration of the loans under the Bridge Facility Agreement. By entering into the Bridge Intercompany Loan with FKP Holdings, Fresenius effectively pushed-down its Merger-related borrowings under the Bridge Credit Facility Agreement to FKP Holdings. The Bridge Intercompany Loan bears interest at the rate applicable to the corresponding loan under the Bridge Facility Agreement, plus a margin and is due in 2009 or 2015, if extended. In addition, Fresenius SE made two other intercompany loans totaling $456.2 million to FKP Holdings as part of the acquisition. These intercompany loans include fixed interest rates and mature on September 10, 2014. As described below, the original borrowing under the Bridge Facility Agreement was $1,300 million, $650 million of which was repaid in October of 2008 and the remainder of which was repaid in January 2009. Also as described below, the related intercompany loans were refinanced in connection with the repayments made on the Bridge Facility Agreement.

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

        On October 6, 2008, the amount available under the Senior Credit Facilities Agreement was increased to approximately $2.95 billion by increasing the amount of the Tranche B1 Term Loan facility by $483.1 million. On October 10, 2008, the full amount of the increase to the Tranche B1 Term Loan facility under the Senior Credit Facilities Agreement was drawn down. These funds, along with an additional $166.9 million (comprised of an additional $50 million drawn on the $300 million revolving credit facility under the Senior Credit Facilities Agreement and $116.9 million advanced by Fresenius under the terms of two Fresenius intercompany loans) were used to repay a portion of the $1.3 billion outstanding under the Bridge Facility Agreement, so that the aggregate amount outstanding under Bridge Facility Agreement, after these repayments, was $650 million.

These changes to the Senior Credit Facilities Agreement and Bridge Credit Facility Agreement were also reflected in the Senior Intercompany Loans and Bridge Intercompany Loan. At the closing of the Merger, the amounts outstanding under the Senior Intercompany Loans and Bridge Intercompany Loan were $1,102.5 million and $1,300.0 million, respectively. In connection with the transactions described above, the balance of the Senior Intercompany Loans was increased by a total of $533.1 million, reflecting the push-down of $483.1 million in additional borrowings under the Tranche B1 Term Loan facility and the $50 million additional draw under the $300 million revolving credit facility. The balance of the Bridge Intercompany Loan was reduced by $650 million and replaced with $533.1 million in additional Senior Intercompany Loans and two Fresenius SE intercompany loans to APP totaling $116.9 million. This $650 million repayment of the Bridge Intercompany Loan resulted in the write-off of $13.4 million in related debt issuance costs in the fourth quarter of 2008.

On January 21, 2009, the borrower under the Bridge Facility Agreement, which is an affiliate of Fresenius, issued two tranches of notes in a private placement. The issuer sold $500 million aggregate principal amount of fixed interest rate senior notes and €275 million aggregate principal amount of fixed interest rate senior notes. The notes are senior unsecured obligations of the issuer and mature on July 15, 2015. Proceeds of the notes issuance were used among other things, to repay in full the $650 million outstanding under the Bridge Facility Agreement. Upon the repayment of the bridge loan, the Bridge Intercompany Loan was refinanced and replaced with an Intercompany Dollar Loan of $500 million and an Intercompany Euro Loan of €115.7 million. The interest payments for these notes are at fixed interest rates and are due semi-annually January 15 and July 15. These new intercompany loans are not guaranteed or secured and the principal for both of these loans is due July 15, 2015. As a result of the refinancing, in the first quarter of 2009, we wrote-off $14.6 million of Bridge Intercompany Loan unamortized debt issuance costs and incurred debt issuance costs of $64.3 million for the new Intercompany Dollar and Euro loans. The outstanding loan balance of the unsecured intercompany loans outstanding at March 31, 2009 is $1,227 million.

The following is the repayment schedule for Term Loans A2 and B2 and intercompany loans as of March 31, 2009:

	Term Loan A2	Term Loan B2	Target Revolver	Intercompany Fresenius	Total
2009	$37,500	$6,219	$—	$99,740	$143,459
2010	71,500	4,975	—	81,292	157,767
2011	122,500	4,975	—	132,292	259,767
2012	150,000	4,975	—	159,792	314,767
2013	118,500	4,975	30,500	128,292	282,267
2014 and thereafter	—	471,381	—	2,254,810	2,726,191

	$500,000	$497,500	$30,500	$2,856,218	$3,884,218

Included in our intercompany borrowings are two Euro-denominated notes, a €200 million note with a maturity in 2014 and a €115.7 million note with a maturity in 2015. In connection with these borrowings, we entered into intercompany foreign currency forward swap contracts in order to limit our exposure to changes in current exchange rates on the Euro-denominated notes principal balance and related future interest payments. We have entered into foreign currency swaps with affiliates of Fresenius for the total of the Euro-denominated notes principal balance. These agreements begin to mature in June 2009, with the latest maturity in January 2012, and are not designated as hedging instruments for accounting purposes. As the Euro-denominated intercompany notes payable represent a foreign currency transaction to us, during the three month period ended March 31, 2009, we recognized an $8.2 million foreign currency transaction gain in order to adjust the carrying value of the Euro-denominated notes to reflect the March 31, 2009 exchange rate, and an offsetting foreign currency transaction loss of $2.2 million related to the change in fair value of these swap agreements from a $4.1 million asset to a $1.9 million asset. The net foreign currency transaction gain of $6 million is included in other income (expense) in the accompanying condensed consolidated statement of operations for the quarter ended March 31, 2009. We have also entered into foreign currency hedges for the €15.9 million of future cash flows related to the interest payments due on the €200 million note through December 10, 2010, and for the €30.5 million of future cash flows related to the interest payments on the €115.7 million note through January 17, 2012. These foreign currency agreements have been designated as hedges of our exposure to fluctuations in interest payments on outstanding Euro-denominated borrowings due to changes in Euro/U.S. dollar exchange rates (a cash flow hedge). The fair value of these foreign currency hedge agreements at March 31, 2009 is an asset of $2.1 million, and is included in long-term assets in our consolidated balance sheets. For the three month period ended March 31, 2009 we recorded a deferred gain of $1.3 million, net of tax of $0.8 million, in other comprehensive income (loss).

On November 3, 2008, we entered into four interest rate swap agreements with Fresenius for an aggregate notional principal amount of $900 million. These agreements require us to pay interest at an average fixed rate of 3.97% and entitle us to receive interest at a variable rate equal to three-month LIBOR, which is equal to the benchmark for the term A Loans being hedged, on the notional amount. The interest rate swaps expire in October 2011 and December 2013. At November 3, 2008 we had no initial net investment in these swaps as the swaps had an aggregate fair value of $15.9 million (liability) and Fresenius contributed an equal amount to us. These swaps have been designated as hedges of our exposure to fluctuations in interest payments on outstanding variable rate borrowings due to changes in interest rates (a cash flow hedge). The fair value of these interest rate swap agreements at March 31, 2009 is a liability of $74.1 million, and is included in long-term liabilities in our consolidated balance sheets. For the three month period ended March 31, 2009 we recorded a deferred loss of $2.4 million, net of tax of $1.5 million, in other comprehensive income (loss) and recognized $0.9 million in interest expense, which represented the amount of hedge ineffectiveness.

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

Under the terms of the CVR Indenture, the amount, if any, payable in respect of each CVR on June 30, 2011 is determined based on Adjusted EBITDA (as defined by the CVR indenture). As a result, in addition to reporting financial results in accordance with generally accepted accounting principles (“GAAP”), FKP Holdings also must calculate and present Adjusted EBITDA, which is a non-GAAP financial measure, for the cumulative period from January 1, 2008 to the current reporting date until the expiration of the CVR measurement period (December 31, 2010) and settlement of the CVRs.

The calculation of Adjusted EBITDA under the CVR Indenture for the three month period ended March 31, 2009 and the cumulative period from January 1, 2008 to March 31, 2009 is as follows (in thousands):

	For the Three Month Period Beginning January 1, 2009 and Ending March 31, 2009	For the Cumulative Period Beginning January 1, 2008 and Ending March 31, 2009
EBITDA CALCULATION:
Net loss	$(11,105)	$(314,007)

Interest expense (net of interest income)	91,816	254,664
Income taxes	(16,995)	(3,071)
Depreciation	5,190	24,589
Amortization	9,175	452,918

EBITDA	$78,081	$415,093

	For the Three Month Period Beginning January 1, 2009 and Ending March 31, 2009	For the Cumulative Period Beginning January 1, 2008 and Ending March 31, 2009
Reconciliation to Adjusted EBITDA:
Stock compensation (FAS 123(R))	58	5,827
Merger and separation related costs	320	48,069
Puerto Rico Costs	4,393	27,660
Technology transfer	227	1,306
Change in the value of contingent value rights	3,265	(97,951)
Other taxes	161	1,028
Loss on sale of fixed assets	374	456
Consulting fees	150	350
Foreign currency (gain)/loss	(6,271)	(4,709)
Other non-cash charges	502	1,068

Adjusted EBITDA – per CVR	$81,260	$398,197

FKP Holdings believes that its presentation of these non-GAAP financial measures is consistent with the requirements of the CVR Indenture and also provides useful supplementary information to help investors in understanding the underlying operating performance and cash generating capacity of the Company. FKP Holdings uses these non-GAAP financial measures internally for operating, budgeting and financial planning purposes and also believes that its presentation of these non-GAAP financial measures can assist management and investors in assessing the financial performance and underlying strength of its core business. The non-GAAP financial measures presented by FKP Holdings may not be comparable to similarly titled measures reported by other companies. The non-GAAP financial measures are in addition to, and not a substitute for or superior to, measures of financial performance calculated in accordance with GAAP.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For information regarding critical accounting estimates, see the caption “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes to our critical accounting estimates during the first quarter of 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class; and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this new standard on January 1, 2009 did not impact the accompanying condensed consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133”. SFAS 161 expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requiring qualitative disclosures about the objectives and strategies for using derivatives, quantitative disclosures about the fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The effective date for adoption of SFAS 161 by the Company is the first quarter of 2009. We have adopted the provisions of SFAS 161 and have incorporated the required disclosures into these condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 essentially redefines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. Our Predecessor adopted the provisions of SFAS 157 for financial assets and liabilities measured at fair value on a recurring basis on January 1, 2008. The effects of its adoption were determined by the types of instruments carried at fair value in our financial statements at the time of adoption as well as the methods utilized to determine their fair values prior to adoption. The adoption of SFAS No. 157 on January 1, 2008 did not have a significant impact on the consolidated financial statements of our Predecessor. Our Predecessor applied the fair value measurement guidance of SFAS No. 157 in the valuation of its interest rate swap, which it entered into on February 14, 2008 and settled in September 2008 prior to the completion of the Merger. Refer to Note 6—Fair Value Measurements. The Company adopted the provisions of SFAS 157 for non-financial assets and liabilities effective at the beginning of fiscal year 2009. The adoption of the provisions of SFAS 157 for non-financial assets and liabilities had no impact on our condensed consolidated financial statements.

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

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (SFAS 141R) and Statement No. 160, “Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS 160). These new standards will significantly change the accounting for and reporting of business combination transactions and non-controlling (minority) interests in consolidated financial statements. SFAS 141R and SFAS 160 are required to be adopted simultaneously and are effective in the first quarter of 2009. SFAS 141R and SFAS 160 are effective for business combination transactions completed and non-controlling (minority) interests created on or after January 1, 2009. The adoption of these statements effective January 1, 2009 had no impact the accompanying condensed consolidated financial statements as we did not complete any business combination transactions or create any non-controlling (minority) interests during the period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with changes in interest rates and foreign currency exchange rates. Interest rate changes affect primarily the interest we earn on our short-term advances to our parent and its affiliates and the interest we pay on our debt obligations. Changes in foreign currency exchange rates can affect the amount of our debt and interest obligations as well as our operations outside of the United States.

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

Included in our intercompany borrowings are two Euro-denominated notes, a €200 million note with a maturity in 2014 and a €115.7 million note with a maturity in 2015. In connection with these borrowings, we entered into intercompany foreign currency forward swap contracts in order to limit our exposure to changes in current exchange rates on the Euro-denominated notes principal balance and related future interest payments. We have entered into foreign currency swaps with affiliates of Fresenius for the total of the Euro-denominated notes principal balance. These agreements begin to mature in June 2009, with the latest maturity in January 2012, and are not designated as hedging instruments for accounting purposes. As the Euro-denominated intercompany notes payable represent a foreign currency transaction to us, during the three month period ended March 31, 2009, we recognized an $8.2 million foreign currency transaction gain in order to adjust the carrying value of the Euro-denominated notes to reflect the March 31, 2009 exchange rate, and an offsetting foreign currency transaction loss of $2.2 million related to the change in fair value of these swap agreements from a $4.1 million asset to a $1.9 million asset. The net foreign currency transaction gain of $6 million is included in other income (expense) in the accompanying condensed consolidated statement of operations for the quarter ended March 31, 2009. We have also entered into foreign currency hedges for the €15.9 million of future cash flows related to the interest payments due on the €200 million note through December 10, 2010, and for the €30.5 million of future cash flows related to the interest payments on the €115.7 million note through January 17, 2012. These foreign currency agreements have been designated as hedges of our exposure to fluctuations in interest payments on outstanding Euro-denominated borrowings due to changes in Euro/U.S. dollar exchange rates (a cash flow hedge). The fair value of these foreign currency hedge agreements at March 31, 2009 is an asset of $2.1 million, and is included in long-term assets in our consolidated balance sheets. For the three month period ended March 31, 2009 we recorded a deferred gain of $1.3 million, net of tax of $0.8 million, in other comprehensive income (loss).

Investment Risk: The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our activities without increasing risk. Since our merger with Fresenius, we use its cash management system to invest excess cash not needed for current operations. Accordingly, our investments at December 31, 2008 consisted solely of short-term notes receivable received in exchange for our cash deposits with Fresenius. We did not have any investments with Fresenius at March 31, 2009.

Interest Rate Risk: We are also exposed to changes in interest rates on our variable rate borrowings. As of March 31, 2009, $1,028.0 million was outstanding on our credit facility and we had approximately $2,856.2 million of outstanding intercompany loans. If the interest rates on our outstanding borrowings were to increase by 1%, our interest expense would increase $37.9 million based on our outstanding debt balances at March 31, 2009.

On November 3, 2008, we entered into four interest rate swap agreements with Fresenius for an aggregate notional principal amount of $900 million. These agreements require us to pay interest at an average fixed rate of 3.97% and entitle us to receive interest at a variable rate equal to three-month LIBOR, which is equal to the benchmark rate for the Term A Loans being hedged, on the notional amount. The interest rate swaps expire in October 2011 and December 2013. At November 3, 2008 we had no initial net investment in these swaps as the swaps had an aggregate fair value of $15.9 million (liability) and Fresenius contributed an equal amount to us. These swaps have been designated as hedges of our exposure to fluctuations in interest payments on outstanding variable rate borrowings due to changes in interest rates (a cash flow hedge). The fair value of these interest rate swap agreements at March 31, 2009 is a liability of $74.1 million, and is included in long-term liabilities in our consolidated balance sheets. For the three month period ended March 31, 2009, we recorded a deferred loss of $2.4 million, net of tax of $1.5 million, in other comprehensive income (loss) and recognized $0.9 million in interest expense, which represented the amount of hedge ineffectiveness.

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

We maintain disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance we necessarily are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report. Based on their evaluation and subject to the foregoing, management has concluded that our disclosure controls and procedures were effective as of March 31, 2009.

There was no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims have included assertions that our products infringe existing patents, allegations of product liability, and claims that the use of our products has caused personal injuries. We believe we have substantial defenses in these matters, however litigation is inherently unpredictable. Consequently any adverse judgment or settlement could have a material adverse effect on our results of operations, cash flows or financial condition for a particular period.

Summarized below are the more significant pending legal matters to which we are a party:

We have filed an abbreviated new drug application, or “ANDA”, seeking approval from the FDA to market pemetrexed disodium for injection, 500 mg/vial. The Reference Listed Drug for APP’s ANDA is Alimta®, a chemotherapy agent for the treatment of various types of cancer marketed by Eli Lilly. Eli Lilly is believed to be the exclusive licensee of certain patent rights from Princeton University. We notified Eli Lilly and Princeton University of our ANDA filing pursuant to the provisions of the Hatch-Waxman Act and, in June 2008, Eli Lilly and Princeton University filed a patent infringement action in the U.S. District Court for the District of Delaware seeking to prevent us from marketing this product until after the expiration of U.S. Patent 5,344,932, which is alleged to expire in 2016. We filed our Answer and Counterclaims in August 2008 and are currently engaged in discovery.

In March 2007 we filed a complaint for patent infringement against Navinta LLC in the U.S District Court for the District of New Jersey. Navinta filed an ANDA seeking approval from the FDA to market ropivacaine hydrochloride injection, in the 2 mg/ml, 5 mg/ml and 10 mg/ml dosage forms. The Reference Listed Drug for Navinta’s ANDA is APP’s proprietary product Naropin®. On July 16, 2008 Navinta filed a motion to dismiss the case based on lack of subject matter jurisdiction. The motion has been fully briefed and is now pending. On July 31, 2008, we were denied our request to dismiss five counterclaims brought by Navinta but were granted our motion to bifurcate and stay discovery on the claims. The parties are currently engaged in discovery and no trial date has been set.

We have filed ANDAs seeking approval from the FDA to market oxaliplatin for injection, 10 mg and 50mg vials, and oxaliplatin injection, in 5mg/ml, 10ml, 20ml and 40 ml dosage forms. The Reference Listed Drug is the chemotherapeutic agent Eloxatin® marketed by Sanofi-Aventis that is approved for the treatment of colorectal cancer. Sanofi-Aventis is believed to be the exclusive licensee of certain patent rights from Debiopharm. We notified Sanofi-Aventis and Debiopharm of the ANDA filings pursuant to the provisions of the Hatch-Waxman Act, and Sanofi-Aventis and Debiopharm filed a patent infringement action in the U.S. District Court for the District of New Jersey seeking to prevent us from marketing these products until after the expiration of various U.S. patents. Multiple cases proceeding against other generic drug manufacturers were consolidated pursuant to a pre-trial scheduling order in April 2008. We have filed a summary judgment motions on the issues of non-infringement and invalidity and are awaiting disposition of the motions. Expert discovery will conclude in June 2009.

We have been named as a defendant in approximately twenty-two personal injury/product liability actions (out of an original thirty-four, twelve have been dismissed) brought against us and other pharmaceutical companies and medical device manufacturers by plaintiffs claiming that they suffered injuries resulting from the post-surgical release of certain local anesthetics via a pain pump into the shoulder joint. We acquired several generic anesthetic products from AstraZeneca in June 2006. Pursuant to the Asset Purchase Agreement with AstraZeneca, we are responsible for indemnifying Astra Zeneca for defense of suits alleging injuries occurring after the acquisition date (unless the drugs are determined to be defective in manufacturing, in which case AstraZeneca will indemnify us pursuant to that certain Manufacturing and Supply Agreement entered into by us and AstraZeneca). Likewise Astra Zeneca agreed to indemnify us for suits alleging injuries occurring prior to the acquisition date. All of our local anesthetic products are approved by the FDA and continue to be marketed and sold to customers.

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

On February 9, 2005 Pharmacy, Inc. filed suit against us in the U.S. District Court for the Eastern District of New York alleging we breached an Asset Purchase Agreement entered into September 30, 2002 by the parties. In its complaint Pharmacy seeks to recover monetary damages and other relief for the alleged breach of the contract. Discovery and dispositive motions have been substantially completed and the parties have submitted an amended pre-trial order on December 10, 2008. We expect the case to be certified as trial ready and set a pre-trial conference in the second quarter of 2009. We believe that we did not breach the contract and are vigorously defending this matter.

ITEM 1A.	RISK FACTORS

For information regarding risks related to our business and our outstanding contingent value rights, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes to our risk factors during the first quarter of 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Employment Agreement between the Company and Richard E. Maroun

Richard E. Maroun and the Company entered into an employment agreement, effective January 1, 2009. Under the terms of our employment agreement with Mr. Maroun, our General Counsel, Corporate Secretary and Executive Vice-President, Mr. Maroun receives an annual base salary of $480,000, which may be adjusted in the discretion of our board. The employment agreement contains a provision for an annual bonus of up to $780,000, which is subject to the achievement of Company targets as outlined in the agreement and is paid in a single lump sum no later than March 15th of the following year. Additionally, Mr. Maroun is entitled to an automobile lease allowance of $1,000/month. The employment agreement for Mr. Maroun expires on December 31, 2011, with the option for extension for the next twelve month period and for additional annual extensions of the twelve month period in successive years, upon agreement of the Company and Mr. Maroun. The employment agreement for Mr. Maroun also sets forth a severance provision in the event the Company terminates Mr. Maroun without “Cause” or Mr. Maroun terminates his employment for “Good Reason”.

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
Richard J. Tajak
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 29, 2009

Exhibit Index

Exhibit Number	Description
2.1	Separation and Distribution Agreement among APP, Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 2.3 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

2.2	Agreement and Plan of Merger, dated July 6, 2008 among APP, Fresenius SE, Fresenius Kabi Pharmaceuticals Holding LLC, and Fresenius Kabi Pharmaceuticals LLC (Incorporated by reference to Exhibit 2.1 to APP’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2008)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2008)

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2008)

4.1	Reference is made to Exhibits 3.1 and 3.2

10.29†	Employment Agreement dated as of January 1, 2009, between Fresenius Kabi Pharmaceuticals Holding, Inc. and Richard E. Maroun

10.30†	Keep Well Agreement dated as of February 18, 2009, among Fresenius SE, and its subsidiaries and Fresenius Kabi Pharmaceuticals Holding, Inc.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
†	Filed herewith.