Form 10-Q
period 2009-06-30
Fresenius Kabi Pharmaceuticals Holding, Inc.
filed 2009-08-04
CIK 1439449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 3, 2009, all of the shares of the registrant’s common stock were held by Fresenius Kabi AG.

Fresenius Kabi Pharmaceuticals Holding, Inc.

INDEX

		Page
PART I. Financial Information

Item 1.	Financial Statements (Unaudited)	3

	Condensed consolidated balance sheets – June 30, 2009 and December 31, 2008	3

	Condensed consolidated statements of operations – Successor periods for the three and six months ended June 30, 2009 and Predecessor periods for the three and six months ended June 30, 2008	4

	Condensed consolidated statements of cash flows – Successor period for the six months ended June 30, 2009 and Predecessor period for the six months ended June 30, 2008	5

	Notes to condensed consolidated financial statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

PART II. Other Information

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

Signatures		36

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Fresenius Kabi Pharmaceuticals Holding, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2009	December 31, 2008
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$3,072	$8,441
Note receivable from Parent	—	33,800
Accounts receivable, net	81,825	86,557
Inventories	202,950	170,354
Prepaid expenses and other current assets	30,147	19,961
Current receivables from related parties	13,275	11,930
Income taxes receivable	25,425	30,695
Deferred income taxes	10,510	10,712

Total current assets	367,204	372,450

Property, plant and equipment, net	150,052	150,693
Intangible assets, net	516,167	532,306
Goodwill	3,671,864	3,669,677
Deferred income taxes, non-current	13,850	22,296
Deferred financing costs	134,823	96,242
Other non-current assets, net	23,035	4,197

Total assets	$4,876,995	$4,847,861

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$53,738	$38,777
Accrued liabilities	44,441	53,066
Accrued intercompany interest	68,642	26,640
Current portion of long-term debt	52,976	43,719
Current portion of intercompany debt	57,957	99,892
Deferred income taxes, current	1,596	2,046

Total current liabilities	279,350	264,140

Long-term debt	1,002,294	953,781
Deferred income taxes, non-current	105,686	104,888
Fair value of interest rate swaps with Parent and affiliates	51,995	65,377
Intercompany notes payable to Parent and affiliates	2,753,370	2,764,541
Intercompany payable to Parent and affiliates	85,374	84,223
CVR payable	44,078	57,138
Other non-current liabilities	3,076	3,049

Total liabilities	4,325,223	4,297,137

Stockholder’s equity:
Common stock - $0.001 par value; 1,000 shares authorized in 2009 and 2008; 1,000 shares issued and outstanding in 2009 and 2008	—	—
Additional paid-in capital	900,135	900,019
Accumulated deficit	(327,244)	(312,445)
Accumulated other comprehensive loss	(21,119)	(36,850)

Total stockholder’s equity	551,772	550,724

Total liabilities and stockholder’s equity	$4,876,995	$4,847,861

See accompanying notes to condensed consolidated financial statements

Fresenius Kabi Pharmaceuticals Holding, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Net revenue	$215,335	$197,918	$407,532	$345,997
Cost of sales	105,569	103,771	197,746	181,788

Gross profit	109,766	94,147	209,786	164,209
Operating expenses:
Research and development	7,678	13,833	14,378	26,163
Selling, general and administrative	24,032	21,173	47,187	42,193
Amortization of merger related intangibles	9,162	3,857	18,325	7,713
Separation related costs	169	1,212	146	1,603
Merger related costs	187	805	508	805

Total operating expenses	41,228	40,880	80,544	78,477

Income from operations	68,538	53,267	129,242	85,732
Interest expense	(14,106)	(14,041)	(34,486)	(30,757)
Intercompany interest expense	(65,867)	—	(137,351)	—
Change in the fair value of contingent value rights	16,325	—	13,060	—
Interest income and other	(1,755)	514	4,570	1,493

Income (loss) from continuing operations before income taxes	3,135	39,740	(24,965)	56,468
Provision (benefit) for income taxes from continuing operations	6,829	15,848	(10,166)	23,419

Net income (loss) from continuing operations	(3,694)	23,892	(14,799)	33,049

See accompanying notes to condensed consolidated financial statements

Fresenius Kabi Pharmaceuticals Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Predecessor
	Six Months Ended June 30,
	2009	2008
	(Successor)	(Predecessor)
	(in thousands)
Cash flows from operating activities:
Net (loss) income	(14,799)	33,049
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	10,412	9,259
Amortization	19,100	1,213
Amortization of product rights	—	8,220
Amortization of merger related intangibles	18,325	7,713
Write-off of deferred financing fees	14,661	—
(Gain) loss on non-cash foreign currency transactions	(5,110)	—
Change in fair value contingent value rights	(13,060)	—
Stock-based compensation	116	4,513
Loss on disposal of property, plant and equipment	383	35
Excess tax benefit from stock-based compensation	—	(493)
Stock option grants/forfeitures	—	(328)
Deferred income taxes	303	(2,055)
Other	(105)	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	4,732	11,822
Inventories	(32,596)	(20,489)
Income taxes receivable	5,270	(1,471)
Prepaid expenses and other current assets	(9,855)	73
Current receivables from related parties	(1,345)	—
Non-current receivables from related parties	—	8,020
Other non-current liabilities	—	313
Accrued intercompany interest	42,002	—
Accounts payable and accrued liabilities	10,968	(5,852)

Net cash provided by operating activities	49,402	53,542

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,142)	(8,250)
Purchases of other non-current assets	(2,500)	(800)
Cash paid for acquisition of business	(2,000)	—

Net cash used in investing activities	(14,642)	(9,050)
Cash flows from financing activities:
Proceeds from the exercise of stock options	—	1,312
Proceeds from revolver, net	75,000	—
Repayments of borrowings, under unsecured credit facility, net	(70,889)	(2,500)
Repayments of borrowings, under secured credit facility, net	(17,230)	—
Excess tax benefit from stock-based compensation	—	493
Proceeds from note receivable from Parent	33,800	—
Payment of deferred financing costs	(62,679)	(792)

Net cash used in financing activities	(41,998)	(1,487)
Effect of exchange rates on cash	1,869	(903)

Net (decrease) increase in cash and cash equivalents	(5,369)	42,102
Cash and cash equivalents, beginning of period	8,441	31,788

Cash and cash equivalents, end of period	$3,072	$73,890

See accompanying notes to condensed consolidated financial statements

FRESENIUS KABI PHARMACEUTICALS HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation

On September 10, 2008, APP Pharmaceuticals, Inc. (“APP” or “the Predecessor”), became a direct, wholly-owned operating subsidiary of Fresenius Kabi Pharmaceuticals Holding, Inc. (“FKP Holdings” or “the Company”) and an indirect wholly-owned subsidiary of Fresenius SE (“Fresenius” or “the Parent”) a societas europaea organized under the laws of the European Union and Germany, upon completion of the merger (the “Merger”) of a wholly-owned subsidiary of FKP Holdings (“Merger Sub”) with and into APP pursuant to the Agreement and Plan of Merger dated July 6, 2008 (the “Merger Agreement”) by and among Fresenius, FKP Holdings, Merger Sub and APP.

FKP Holdings is a Delaware corporation and an indirect wholly-owned subsidiary of Fresenius. FKP Holdings was formed on July 2, 2008, and prior to the Merger had not carried on any activities or operations except for those activities incidental to its formation and in connection with the transactions related to the Merger. Following the Merger, the assets and business of FKP Holdings consist exclusively of those of APP prior to the Merger. Accordingly, for accounting purposes FKP Holdings is considered the successor to APP and the accompanying condensed consolidated results of operations are presented for two distinct periods: the periods preceding the Merger, or “predecessor” periods (from January 1, 2008 through June 30, 2008), and the periods after the merger, or “successor” periods (from the inception of FKP Holdings on July 2, 2008), which include the results of APP from September 10, 2008, the date of acquisition. The Company applied purchase accounting to the opening balance sheet on September 10, 2008. The Merger resulted in a new basis of accounting for the assets acquired and liabilities assumed in connection with the acquisition of APP beginning on September 10, 2008.

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

APP is a Delaware corporation that was formed in 2007. American Pharmaceutical Partners, Inc. (“Old APP”) was a Delaware corporation formed in 2001. On April 18, 2006, Old APP completed a merger with American BioScience Inc. (or “ABI”), Old APP’s former parent. In connection with the closing of that merger, Old APP’s certificate of incorporation was amended to change its original name of American Pharmaceutical Partners, Inc. to Abraxis BioScience, Inc., which we refer to as “Old Abraxis.”

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

The balance sheet information at December 31, 2008 has been derived from the audited consolidated financial statements of FKP Holdings as of that date, but does not include all of the information and notes required by GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements of the Company and its Predecessor should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed on February 19, 2009.

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS 167 addresses the elimination of FASB Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities (the “QSPE”) which means more entities will be subject to consolidation assessments and reassessments. The statement requires ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity (“VIE”) and clarifies characteristics that identify a VIE. In addition, SFAS 167 requires additional disclosures about a company’s involvement with a VIE and any significant changes in risk exposure due to that involvement. This statement is effective for the Company beginning in 2010. The Company is currently evaluating the impact of the adoption of SFAS 167 but does not anticipate it will have a material impact on our results of operations and financial condition.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification is intended to be the source of authoritative U.S. generally accepted accounting principles (GAAP) and reporting standards as issued by the FASB . Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change or alter existing GAAP and there is no expected impact on our consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which establishes accounting and disclosure requirements for subsequent events. SFAS 165 details the period after the balance sheet date during which the Company should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. The Company adopted this statement prospectively for the period ended June 30, 2009 and has evaluated subsequent events through August 3, 2009, the filing date of this report.

Recently Adopted Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class; and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this new standard on January 1, 2009 did not impact the accompanying condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133.” SFAS 161 expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requiring qualitative disclosures about the objectives and strategies for using derivatives, quantitative disclosures about the fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The effective date for adoption of SFAS 161 by the Company was the first quarter of 2009. We have adopted the provisions of SFAS 161 and have incorporated the required disclosures into these condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 essentially redefines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements. In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. Our Predecessor adopted the provisions of SFAS 157 for financial assets and liabilities measured at fair value on a recurring basis on January 1, 2008. The effects of its adoption were determined by the types of instruments carried at fair value in our financial statements at the time of adoption as well as the methods utilized to determine their fair values prior to adoption. The adoption of SFAS No. 157 on January 1, 2008 did not have a significant impact on the consolidated financial statements of our Predecessor. The Company adopted the provisions of SFAS 157 for non-financial assets and liabilities effective at the beginning of fiscal year 2009. The adoption of the provisions of SFAS 157 for non-financial assets and liabilities had no impact on our condensed consolidated financial statements.

Our Predecessor adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” on January 1, 2008. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are recognized in earnings at each subsequent reporting date. The adoption of this new standard on January 1, 2008 did not impact the accompanying condensed consolidated financial statements, as the fair value option was not elected for any of the instruments existing as of the adoption date.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”. These new standards will significantly change the accounting for and reporting of business combination transactions and non-controlling (minority) interests in consolidated financial statements. SFAS 141R and SFAS 160 were required to be adopted simultaneously and were effective in the first quarter of 2009. SFAS 141R and SFAS 160 are effective for business combination transactions completed and non-controlling (minority) interests created on or after January 1, 2009. The adoption of these statements effective January 1, 2009 had no impact on the accompanying condensed consolidated financial statements as we did not complete any business combination transactions or create any non-controlling (minority) interests during the period.

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

Effective with the Merger, each outstanding share of common stock of APP and certain stock options and restricted stock units of APP were converted into the right to receive $23.00 in cash, without interest, and one CVR issued by FKP Holdings and representing the right to receive a cash payment, without interest, of up to $6.00 determined in accordance with the terms of the CVR Agreement. Refer to Note 3—Adjusted EBITDA Calculation for Contingent Value Rights (CVR), for further details. As of September 10, 2008, immediately prior to the completion of the Merger, there were approximately 163,251,906 shares of APP common stock outstanding, and approximately 2,264,708 of these shares were a result of the conversion of outstanding options and restricted stock units (RSUs) granted under APP’s various stock compensation plans.

The aggregate consideration paid in the Merger was $4,908.1 million (including assumed APP debt), comprised as follows (in millions):

Purchase of outstanding common stock (cash portion)	$3,702.7
Buy-out of restricted stock units and stock options under stock compensation plans	27.7
Estimated fair value of CVRs	158.4
Direct acquisition costs	21.8

Fair value of consideration paid	3,910.6
Assumption of APP debt	997.5

Total aggregate consideration	$4,908.1

The CVRs were issued on the acquisition date and trade on the NASDAQ Capital Market (“NASDAQ”) under the symbol “APCVZ.” The fair value of the CVRs at the date of the acquisition was estimated based on the average of their closing prices for the five trading days following the acquisition. Direct costs of the acquisition include investment banking fees, legal and accounting fees and other external costs directly related to the acquisition.

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

As a result of closing the Merger late in the third quarter of 2008, the purchase price allocation is preliminary and is subject to future adjustment during the allocation period as defined in SFAS No. 141. The primary areas of the purchase price allocation that could be subject to future adjustment relate to the valuation of certain acquired properties, pre-acquisition contingencies, income taxes and residual goodwill. Additionally, the Company is in the process of making assessments in other areas that could affect the final purchase price allocation. The following summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Net working capital and other assets	$295.8
Property, plant and equipment	133.0
In-process research and development	365.7
Identifiable intangible assets	542.0
Deferred tax liability, net	(100.3)
Long-term debt	(997.5)
Goodwill	3,671.9

Total	$3,910.6

Approximately $365.7 million of the purchase price represents the estimated fair value of acquired in-process research and development (R&D) projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the successor period, which included the acquisition date. The value assigned to purchased in-process R&D was determined by project using a discounted cash flow model. The discount rates used take into consideration the stage of completion and the risks surrounding the successful development and commercialization of each of the purchased in-process R&D projects that were valued.

Identifiable intangible assets consist of developed product technology and are amortized using the straight-line method over the estimated useful life of the assets of 20 years. Refer to Note 9—Goodwill and Other Intangibles.

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

Because any amount payable to the holders of CVRs must be settled in cash, the CVRs are classified as liabilities in the accompanying unaudited condensed consolidated financial statements. The estimated fair value of the CVRs at the date of acquisition was included in the cost of the acquisition. At each reporting date, the CVRs are marked-to-market based on the closing price of a CVR as reported by NASDAQ, and the change in the fair value of the CVR for the reporting period is included in non-operating income. At June 30, 2009 and December 31, 2008, the carrying value of the CVR liability was approximately $44.1 million and $57.1 million, respectively.

(4) Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out, or FIFO method, as follows:

	For the Period Ended
	June 30, 2009			December 31, 2008
	Approved	Pending Regulatory Approval	Total Inventory	Approved	Pending Regulatory Approval	Total Inventory
	(in thousands)
Finished goods	$83,504	—	$83,504	$72,677	—	$72,677
Work in process	34,051	738	34,789	16,574	1,512	18,086
Raw materials	80,238	4,419	84,657	75,482	4,109	79,591

	$197,793	$5,157	$202,950	$164,733	$5,621	$170,354

Inventories consist of products currently approved for marketing and costs related to certain products that are pending regulatory approval. From time to time, we capitalize inventory costs associated with products prior to regulatory approval based on our judgment of probable future regulatory approval, commercial success and realizable value. Such judgment incorporates our knowledge and best judgment of where the product is in the regulatory review process, our required investment in the product, market conditions, competing products and our economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. In evaluating the market value of inventory pending regulatory approval as compared to the capitalized cost, we considered the market, pricing and demand for competing products, our anticipated selling price for the product and the position of the product in the regulatory review process. If final regulatory approval for such products is denied or delayed, we revise our estimates and judgments about the recoverability of the capitalized costs and, where required, provide reserves for or write-off such inventory in the period those estimates and judgments change. At June 30, 2009 and December 31, 2008, inventory included $5.2 million and $5.6 million, respectively, in costs related to products pending FDA approval at our Melrose Park, Grand Island and Puerto Rico facilities.

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

Additionally, on February 14, 2008, APP entered into interest rate swap agreements with an aggregate notional principal amount of $990 million. Under these agreements, APP paid interest to the counterparty at a fixed rate of 3.04% on the notional amount, and received interest at a variable rate equal to one-month LIBOR. The interest rate swaps were scheduled to expire in February, 2009. APP formally designated these swaps as hedges of its exposure to variability in future cash flows attributable to the LIBOR-based interest payments due on the credit facilities. Accordingly, the interest rate swaps were reported at fair value in the balance sheet and changes in the fair values of the interest rate swaps were initially recorded in accumulated other comprehensive income (loss) in the consolidated balance sheet and recognized in operations each period when the hedged item impacted results. Effective January 1, 2008, APP measured the fair value of the interest rate swaps under the guidance of SFAS 157, “Fair Value Measurements.”

All amounts owing under these credit facilities became due and payable and the agreements terminated upon the closing of the Merger on September 10, 2008. The interest rate swap agreements were terminated on September 5, 2008, resulting in a recognized loss of $2.7 million. There were no penalties associated with the early pay-off of the debt or termination of the interest rate swap agreements.

Fresenius Merger—Credit Agreements

On August 20, 2008, in connection with the acquisition of APP described in Note 2—Merger with APP, Fresenius entered into a $2.45 billion credit agreement with Deutsche Bank AG, London Branch, as administrative agent, Deutsche Bank AG, London Branch, Credit Suisse, London Branch, and J.P. Morgan plc, as arrangers and book running managers, and the other lenders party thereto (the “Senior Credit Facilities Agreement”) and a $1.3 billion bridge credit agreement with Deutsche Bank AG, London Branch, as the administrative agent, Deutsche Bank AG, London Branch, Credit Suisse, London Branch, and J.P. Morgan plc, as arrangers and book running managers, and the other lenders party thereto (the “Bridge Facility Agreement”) to assist in the funding of the transaction. The $2.45 billion Senior Credit Facilities Agreement includes a $1 billion term loan A, a $1 billion term loan B, and revolving credit facilities of $300 million, which may be increased to $500 million, and $150 million. Proceeds from borrowings under these credit facilities, together with other available funds provided by Fresenius through equity contributions and loans to FKP Holdings and its subsidiaries, were utilized to complete the purchase of APP on September 10, 2008.

The Senior Credit Facilities Agreement provides APP Pharmaceuticals, LLC, a wholly owned subsidiary of APP, with two term loan facilities: a Tranche A2 Term Loan (“Term Loan A2”) for $500 million and Tranche B2 Term Loan (“Term Loan B2”) for $497.5 million. Proceeds from the borrowings under Term Loans A2 and B2 were used to repay and replace the borrowings outstanding under the Spin-off Credit Agreement Term Loans A and B that were assumed in the Merger. The Senior Credit Facilities Agreement also provides APP Pharmaceuticals, LLC with a $150 million revolving credit facility, which replaces the Spin-off Credit Agreement revolving credit facility. The revolving credit facility includes a $50 million sub-limit for swingline loans and a $20 million sub-limit for letters of credit. The Term Loan A2 and B2 loan facilities mature on September 10, 2013 and September 10, 2014, respectively, and the revolving credit facility expires on September 10, 2013. We incurred and capitalized approximately $25 million in debt issue costs in connection with the Senior Credit Facilities Agreement. As of June 30, 2009, the balance outstanding on APP Pharmaceuticals, LLC senior credit facilities and revolving credit facility was $980.3 million and $75.0 million, respectively.

Pursuant to the Senior Credit Facilities Agreement, Fresenius Kabi Pharmaceuticals, LLC (which was merged with and into APP Pharmaceuticals, Inc. upon consummation of the Merger) entered into an intercompany loan with the borrower of the $500 million Tranche A1 Term Loan and the $502.5 million Tranche B1 Term Loan, and an affiliate of FKP Holdings entered into an intercompany loan with the borrower under the $300 million revolving facility under the Senior Credit Facilities Agreement (collectively, the “Senior Intercompany Loans”), the amount, maturity and other financial terms of which correspond to those applicable to the loans provided to such borrowers under the Senior Credit Facilities Agreement described above. The Senior Intercompany Loans are guaranteed by FKP Holdings and certain of its affiliates and subsidiaries and secured by the assets of FKP Holdings and certain of its affiliates and subsidiaries. The Senior Intercompany Loans provide for an event of default and acceleration if there is an event of default and acceleration under the Senior Credit Facilities Agreement, but acceleration of the Senior Intercompany Loans may not occur prior to acceleration of the loans under the Senior Credit Facilities Agreement. By entering into certain of the Senior Intercompany Loans with Fresenius Kabi Pharmaceuticals, LLC, Fresenius effectively pushed-down its Merger-related term loan borrowings under the Senior Credit Facilities Agreement to the FKP Holdings group. The Senior Intercompany Loans bear interest at a variable rate based on the rates applicable to the corresponding loans under the Senior Credit Facilities Agreement, plus a margin, as discussed below, and are due in 2013 and 2014, as applicable. The balance of the Senior Intercompany Loans outstanding at June 30, 2009 was $1,624.7 million.

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

Pursuant to the Bridge Facility Agreement, FKP Holdings entered into an intercompany loan (the “Bridge Intercompany Loan”) with an affiliate of FKP Holdings who was the borrower under the Bridge Facility Agreement, the amount, maturity, and other financial terms of which correspond to those applicable to the loans provided to such borrower under the Bridge Facility Agreement. The Bridge Intercompany Loan is guaranteed by certain of its affiliates and subsidiaries and secured by the assets of FKP Holdings and certain of its affiliates and subsidiaries. The Bridge Intercompany Loan provides for an event of default and acceleration if there is an event of default and acceleration under the Bridge Facility Agreement, but acceleration of the Bridge Intercompany Loan may not occur prior to acceleration of the loans under the Bridge Facility Agreement. By entering into the Bridge Intercompany Loan with FKP Holdings, Fresenius effectively pushed-down its Merger-related borrowings under the Bridge Credit Facility Agreement to FKP Holdings. The Bridge Intercompany Loan bears interest at the rate applicable to the corresponding loan under the Bridge Facility Agreement, plus a margin, if extended. In addition, Fresenius SE made two other intercompany loans totaling $456.2 million to FKP Holdings as part of the acquisition. These intercompany loans include fixed interest rates and mature on September 10, 2014. As described below, the original borrowing under the Bridge Facility Agreement was $1,300 million, $650 million of which was repaid in October of 2008 and the remainder of which was repaid in January 2009. Also as described below, the related intercompany loans were refinanced in connection with the repayments made on the Bridge Facility Agreement.

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

On January 21, 2009, the borrower under the Bridge Facility Agreement, which is an affiliate of Fresenius, issued two tranches of notes in a private placement. The issuer sold $500 million aggregate principal amount of fixed interest rate senior notes and €275 million aggregate principal amount of fixed interest rate senior notes. The notes are senior unsecured obligations of the issuer and mature on July 15, 2015. Proceeds of the notes issuance were used among other things, to repay in full the $650 million outstanding under the Bridge Facility Agreement. Upon the repayment of the bridge loan, the Bridge Intercompany Loan was refinanced and replaced with an Intercompany Dollar Loan of $500 million and an Intercompany Euro Loan of €115.7 million. The interest payments for these notes are at fixed interest rates and are due semi-annually January 15 and July 15. These new intercompany loans are not guaranteed or secured and the principal for both of these loans is due July 15, 2015. As a result of the refinancing, in the first quarter of 2009, we wrote-off $14.6 million of Bridge Intercompany Loan unamortized debt issuance costs and incurred debt issuance costs of $64.3 million for the new Intercompany Dollar and Euro loans. The outstanding loan balance of the unsecured intercompany loans outstanding at June 30, 2009 is $1,187 million.

The following is the repayment schedule for Term Loans A2 and B2 and intercompany loans as of June 30, 2009 (unaudited, in thousands):

	Term Loan A2	Term Loan B2	Target Revolver	Intercompany Fresenius	Total
2009	$24,000	$2,488	$—	$28,979	$55,467
2010	71,500	4,975	—	81,457	157,932
2011	122,500	4,975	—	132,457	259,932
2012	150,000	4,975	—	159,957	314,932
2013	118,500	4,975	75,000	128,457	326,932
2014 and thereafter	—	471,381	—	2,280,021	2,751,402

	$486,500	$493,769	$75,000	$2,811,328	$3,866,597

Payments maturing over the next twelve months for term loans A2 and B2 are $53.0 million. Intercompany loan payments maturing over the next twelve months are $58.0 million.

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

Included in our intercompany borrowings are two Euro-denominated notes, a €200 million note with a maturity in 2014 and a €115.7 million note with a maturity in 2015. In connection with these borrowings, we entered into intercompany foreign currency forward swap contracts in order to limit our exposure to changes in current exchange rates on the Euro-denominated notes principal balance and related future interest payments. We have entered into foreign currency swaps with affiliates of Fresenius for the total of the Euro-denominated notes principal balance. These agreements began to mature in June 2009, with the latest maturity in January 2012, and are not designated as hedging instruments for accounting purposes. As the Euro-denominated intercompany notes payable represent a foreign currency transaction to us, during the six month period ended June 30, 2009, we recognized a $17.8 million foreign currency transaction loss in order to adjust the carrying value of the Euro-denominated notes to reflect the June 30, 2009 exchange rate, and an offsetting foreign currency transaction gain of $22.5 million related to the change in fair value of these swap agreements from a $4.1 million asset to a $26.6 million asset. The net foreign currency transaction gain of $4.7 million is included in other income (expense) in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2009. We have also entered into foreign currency hedges for the €15.9 million of future cash flows related to the interest payments due on the €200 million note through December 10, 2010, and for the €30.5 million of future cash flows related to the interest payments on the €115.7 million note through January 17, 2012. These foreign currency agreements have been designated as hedges of our exposure to fluctuations in interest payments on outstanding Euro-denominated borrowings due to changes in Euro/U.S. dollar exchange rates (a cash flow hedge). The fair value of these foreign currency hedge agreements at June 30, 2009 is an asset of $5.1 million, and is included in long-term assets in our condensed consolidated balance sheets. For the six month period ended June 30, 2009, we recorded a deferred gain of $3.2 million, net of tax of $1.9 million, in other comprehensive income (loss).

On November 3, 2008, we entered into four interest rate swap agreements with Fresenius for an aggregate notional principal amount of $900 million. These agreements require us to pay interest at an average fixed rate of 3.97% and entitle us to receive interest at a variable rate equal to three-month LIBOR, which is equal to the benchmark for the term A Loans being hedged, on the notional amount. The interest rate swaps expire in October 2011 and December 2013. At November 3, 2008 we had no initial net investment in these swaps as the swaps had an aggregate fair value of $15.9 million (liability) and Fresenius contributed an equal amount to us. These swaps have been designated as hedges of our exposure to fluctuations in interest payments on outstanding variable rate borrowings due to changes in interest rates (a cash flow hedge). The fair value of these interest rate swap agreements at June 30, 2009 is a liability of $52.0 million, and is included in long-term liabilities in our condensed consolidated balance sheets. For the three and six month period ended June 30, 2009 we recorded in other comprehensive income (loss) a deferred gain of $13.1 million and $10.7 million, net of tax of $8.2 million and $6.7 million, respectively. For the three and six month period ended June 30, 2009 we recognized $0.8 million of interest income and $0.1 million in interest expense, which represented the amount of hedge ineffectiveness.

(7) Fair Value Measurements

The Predecessor adopted SFAS No. 157, “Fair Value Measurements” on January 1, 2008 for financial assets and liabilities measured at fair value on a recurring basis. The adoption of SFAS 157 on January 1, 2008 did not have a significant impact on the consolidated financial statements of our Predecessor. Our Predecessor applied the fair value measurement guidance of SFAS 157 in the valuation of its interest rate swaps, which it entered into on February 14, 2008 and settled in September 2008, prior to the completion of the Merger. The Company adopted the provisions of SFAS 157 for non-financial assets and liabilities effective at the beginning of fiscal year 2009. The adoption of the provisions of SFAS 157 for non-financial assets and liabilities had no impact on our condensed consolidated financial statements.

In establishing a fair value, SFAS157 sets a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The basis of the fair value measurement is categorized in three levels, in order of priority, as described below:

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

Assets and liabilities recorded at fair value are valued using quoted market prices, or under a market approach, using other relevant information generated by market transactions involving identical or comparable instruments:

	Balance at June 30, 2009	Basis of Fair Value Measurement (in thousands)
		Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets – fair value of foreign currency swaps	$31,693	$—	$31,693	$—
Liabilities:
Contingent value rights	$44,078	$44,078	—	—
Fair value of interest rate swaps	51,995	—	$51,995	—

Total liabilities	$96,073	$44,078	$51,995	$—

(8) Related Party Transactions

Net receivables and payables due from (to) related parties for the successor period ended June 30, 2009 pertain to amounts due from (to) Fresenius and its direct and indirectly owned subsidiaries, while related party amounts for the predecessor periods pertain to balances and transactions with New Abraxis, which was spun-off by APP on November 13, 2007. See below for a detailed discussion of these transactions.

Transactions with Fresenius

In connection with the Merger and associated financing transactions, FKP Holdings and its subsidiaries entered into a number of intercompany loan agreements with financing subsidiaries of Fresenius, the Company’s parent, as described in Note 5—Long-Term Debt and Credit Facility. At June 30, 2009, the principal amount outstanding under these loans was $2,811.3 million. Interest expense recognized on these intercompany loans for the three and six months ended June 30, 2009 was $57.8 million and $110.4 million, respectively. Accrued interest of $68.6 million was due on these intercompany loans at June 30, 2009. As described in Note 5—Long-Term Debt and Credit Facility, in the quarter ended March 31, 2009, the Company paid $64.3 million in issuance costs related to the refinancing of the Bridge Intercompany Loan. In addition, during the successor period ended December 31, 2008, Fresenius pushed-down approximately $97.9 million in issuance costs associated with these intercompany loans. These costs are expected to be repaid and are therefore included in the payable to Parent Company balance reflected in the accompanying condensed consolidated financial statements.

Transactions with New Abraxis

In connection with the November 13, 2007 separation, APP entered into a number of agreements that govern its relationship with New Abraxis for a period of time after the separation. These agreements were entered into while both APP and New Abraxis were still wholly owned subsidiaries, related parties, of Old Abraxis. These agreements include (i) a tax allocation agreement, (ii) a dual officer agreement, (iii) an employee matters agreement, (iv) a transition services agreement, (v) a manufacturing agreement, and (vi) various real estate leases. Transactions relating to these agreements during the period in which APP and New Abraxis were considered related parties are summarized in the following table:

Predecessor
Six Months Ended June 30, 2008
(in millions)
Transition service income	$(0.5)
Facility management fees	1.5
Net rental expense	1.3
Margins on the manufacture and distribution of Abraxane®	(0.2)

(9) Goodwill and Other Intangibles

As of June 30, 2009 and December 31, 2008, goodwill had a carrying value of $3,671.9 million and $3,669.7 million, respectively, with the increase in carrying value resulting entirely from the recognition of additional direct costs associated with the Merger between APP and FKP Holdings on September 10, 2008, as described in Note 2—Merger with APP.

All of our intangible assets, other than goodwill, are subject to amortization. Amortization expense on intangible assets attributable to operations for the three months and six months ended June 30, 2009 (successor period) was $9.2 million and $18.3 million, respectively. Amortization expense for the three months and six months ended June 30, 2008 (predecessor period) was $8.2 million and $15.9 million, respectively. At June 30, 2009, the weighted average expected lives of intangibles was approximately 18.7 years.

The following table reflects the components of identifiable intangible assets, all of which have finite lives, as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Category Amortization Period
	(in thousands)		(in thousands)
Product rights	$489,000	$19,703	$489,000	$7,478	20 years
Customer relationships	12,000	5,323	12,000	1,223	3 years
Developed product technology	1,550	62	1,550	35	10 years
Contracts and other	43,500	4,795	41,000	2,508	5 years

Total	$546,050	$29,883	$543,550	$11,244

We amortize all of our identifiable intangible assets with finite lives over their expected period of benefit using the straight-line method. In determining the appropriate amortization period and method for developed product technology, we considered, among other things, the nature of the products, the anticipated timing of cash flows and the relatively high barriers to entry for competition due to the complex development and manufacturing processes. In addition, the products all share similar attributes in that they have a favorable risk profile (e.g., minimal side effects, adverse experiences, etc.) and are easy to administer to patients. Based on the risk profile and ease of use of the related products, we do not expect that new competing products will enter the market in the foreseeable future, and that the barriers to entry will help to protect the market positions of the products and preserve their useful lives. Accordingly, as future cash flows with respect to these products are expected to exceed 20 years, we have utilized a straight-line 20 year amortization period. However, we cannot predict with certainty whether new competing products will enter the market, the timing of such competition or the Company’s ability to protect the market positions of its products and preserve their useful lives. In the event that we experience stronger or more rapid competition or other conditions that change the market positions of our products, we may need to accelerate the amortization of our developed product technology intangibles or recognize an impairment charge.

Estimated annual amortization expense for identifiable intangible assets with finite lives in each of the five succeeding years is approximately $32.7 million.

(10) Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(in thousands)
Sales and marketing	$18,954	$22,808
Payroll and employee benefits	12,216	14,077
Legal and insurance	3,920	5,068
Accrued interest	7,478	5,903
Accrued separation costs	—	429
Other	1,873	4,781

	$44,441	$53,066

(11) Income Taxes

On January 1, 2007, our Predecessor adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the criteria that must be met prior to the recognition of the financial statement benefit of a position taken or expected to be taken in a tax return in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The effect of the implementation of FIN 48 was not material. As of June 30, 2009, the total amount of gross unrecognized tax benefits, which are reported in other liabilities in our unaudited condensed consolidated balance sheet, was $2.7 million. This entire amount would impact goodwill if recognized. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes. For the six month period ended June 30, 2009, $0.4 million of such interest was accrued.

For the six-month period ended June 30, 2009, FKP Holdings reported an income tax benefit of $10.1 million on a pretax loss of $25.0 million, or an effective benefit rate of 40.7%. This rate differs from the statutory U.S. federal tax rate of 35% due primarily to the tax cost of a hypothetical distribution of the profits of our foreign subsidiaries, the non-taxability of the change in the fair value of the CVRs, as well as the effect of state and foreign income taxes.

Tax expense on pretax income for the six months ended June 30, 2008 was $23.4 million on pretax income of $56.5 million, or an effective rate of 41.4%. This rate differs from the statutory U.S. federal tax rate of 35% due primarily to the effect of state and foreign income taxes.

For the three-month period ended June 30, 2009, FKP Holdings reported an income tax expense of $6.8 million on pretax income of $3.1 million, or an effective tax rate of 217.8%. This rate differs from the statutory U.S. federal tax rate of 35% due primarily to the tax cost of a hypothetical distribution of profits of our foreign subsidiaries, the non-taxability of the change in the fair value of the CVRs, as well as the effect of state and foreign income taxes. Also, impacting the rate during the three month period is the correlation in pretax income recorded in the second quarter in comparison to the income tax expense that was recorded to reduce the income tax benefit from $17.0 million at March 31, 2009 to a $10.2 million income tax benefit recorded at June 30, 2009.

Tax expense on pretax income for the three months ended June 30, 2008 was $15.8 million on pretax income of $39.7 million, or an effective tax rate of 39.9%. This rate differs from the statutory U.S. federal tax rate of 35% due primarily to the effect of state and foreign income taxes.

Deferred tax assets are recognized if, in management’s judgment, it is more likely than not such assets will be realized. The Company has determined that it can not conclude that it is more likely than not that deferred tax assets related to carryovers of net operating losses in Puerto Rico will be realized. Accordingly, the Company recorded a valuation allowance of $1.0 million related to these future deductible amounts as of December 31, 2008. As the Puerto Rican entity has continued to incur losses, an additional $0.3 million was added to the valuation allowance in the period ended June 30, 2009. The total of $1.3 million represents the entire deferred tax asset resulting from the Puerto Rican loss carryovers. Management believes that all other deferred tax assets will be fully realized.

Through the date of the Merger, APP and its subsidiaries filed income tax returns in the U.S. Federal jurisdiction, Canada, Puerto Rico, and various state jurisdictions. APP is currently undergoing a federal income tax examination for tax years 2006 and 2007. APP is also currently under state income tax examinations in California, Illinois and North Carolina for various tax years. Although not currently under examination or audit, APP’s Canadian income tax returns for the 2005 through 2008 tax years, its Puerto Rican income tax returns for the 2006 through 2008 tax years and its state income tax returns for the 2004 through 2008 tax years remain open for possible examination by the appropriate governmental agencies. There are no other open federal, state, or foreign government income tax audits at this time.

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

(12) Other Comprehensive Income

Elements of other comprehensive income, net of income taxes, were as follows:

	(Successor)	(Predecessor)
	Three Months Ended June 30,
	2009	2008
	(in thousands)
Foreign currency translation adjustments	$2,671	$91
Change in fair value of interest rate swaps	13,114	3,161
Change in the fair value of foreign currency swap	1,831	—

Other comprehensive gain (loss), net of tax	17,616	3,252
Net (loss) income	(3,694)	23,892

Comprehensive income	$13,922	$27,144

	(Successor)	(Predecessor)
	Six Months Ended June 30,
	2009	2008
	(in thousands)
Foreign currency translation adjustments	$1,881	$(913)
Change in fair value of interest rate swaps	10,702	(1,280)
Change in the fair value of foreign currency swap	3,148	—

Other comprehensive gain (loss), net of tax	15,731	(2,193)
Net (loss) income	(14,799)	33,049

Comprehensive income	$932	$30,856

At June 30, 2009 and 2008, FKP Holdings had a cumulative loss from the change in the fair value of interest rate swaps, net of tax of $21.7 million and $1.3 million, respectively. The cumulative change in foreign currency swaps was a gain of $3.1 million as of June 30, 2009. There were no foreign currency swaps during the six months ended June 30, 2008. The cumulative foreign currency translation adjustment was a loss of $2.6 million as of June 30, 2009 and a gain of $1.8 million as of June 30, 2008.

(13) Contingencies

Litigation

We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims have included assertions that our products infringe existing patents, allegations of product liability and also claims that the uses of our products have caused personal injuries. We believe we have substantial defenses in these matters, however litigation is inherently unpredictable. Consequently any adverse judgment or settlement could have a material adverse effect on our results of operations, cash flows or financial condition for a particular period. We record accruals for such contingencies to the extent that we conclude a loss is probable and the amount can be reasonably estimated. We also record receivables for probable and estimable insurance recoveries from third party insurers.

Summarized below are the more significant legal matters pending to which we are a party:

Patent Litigation

Pemetrexed Disodium

We have filed an abbreviated new drug application, or “ANDA”, seeking approval from the United States Food and Drug Administration (“FDA”) to market pemetrexed disodium for injection, 500 mg/vial. The Reference Listed Drug for APP’s ANDA is Alimta®, a chemotherapy agent for the treatment of various types of cancer marketed by Eli Lilly. Eli Lilly is believed to be the exclusive licensee of certain patent rights from Princeton University. We notified Eli Lilly and Princeton University of our ANDA filing pursuant to the provisions of the Hatch-Waxman Act and, in June 2008, Eli Lilly and Princeton University filed a patent infringement action in the U.S. District Court for the District of Delaware seeking to prevent us from marketing this product until after the expiration of U.S. Patent 5,344,932, which is alleged to expire in 2016. We filed our Answer and Counterclaims in August 2008 and are currently engaged in discovery.

Naropin®

In March 2007 we filed a complaint for patent infringement against Navinta LLC in the U.S District Court for the District of New Jersey. Navinta filed an ANDA seeking approval from the FDA to market ropivacaine hydrochloride injection, in the 2 mg/ml, 5 mg/ml and 10 mg/ml dosage forms. The Reference Listed Drug for Navinta’s ANDA is APP’s proprietary product Naropin®. This matter has proceeded to trial on July 20, 2009. The U.S. District Court, District of New Jersey reached a judgment in favor of the Company on August 3, 2009, determining that Navinta’s ANDA product infringed on the Company’s proprietary product Naropin. The judgment is subject to appeal by Navinta.

Oxaliplatin

We have filed ANDAs seeking approval from the FDA to market oxaliplatin for injection, 10 mg and 50mg vials, and oxaliplatin injection, in 5mg/ml, 10ml, 20ml and 40 ml dosage forms. The Reference Listed Drug is the chemotherapeutic agent Eloxatin® marketed by Sanofi-Aventis that is approved for the treatment of colorectal cancer. Sanofi-Aventis is believed to be the exclusive licensee of certain patent rights from Debiopharm. We notified Sanofi-Aventis and Debiopharm of the ANDA filings pursuant to the provisions of the Hatch-Waxman Act, and Sanofi-Aventis and Debiopharm filed a patent infringement action in the U.S. District Court for the District of New Jersey seeking to prevent us from marketing these products until after the expiration of various U.S. patents. Multiple cases proceeding against other generic drug manufacturers were consolidated pursuant to a pre-trial scheduling order in April 2008. The defendants motion for summary judgment on one of the patent’s at issue was granted and an order entered by the U.S. District Court. Sanofi-Aventis has appealed the ruling with the U.S Court of Appeals.

Product Liability Matters

Sensorcaine

We have been named as a defendant in approximately eighty-five personal injury/product liability actions brought against us and other pharmaceutical companies and medical device manufacturers by plaintiffs claiming that they suffered injuries resulting from the post-surgical release of certain local anesthetics via a pain pump into the shoulder joint. We acquired several generic anesthetic products from AstraZeneca in June 2006. Pursuant to the Asset Purchase Agreement with AstraZeneca we are responsible for indemnifying Astra Zeneca for defense of suits alleging injuries occurring after the acquisition date (unless the drugs are determined to be defective in manufacturing, in which case AstraZeneca will indemnify us pursuant to that certain Manufacturing and Supply Agreement entered into by us and AstraZeneca). Likewise Astra Zeneca agreed to indemnify us for suits alleging injuries occurring prior to the acquisition date. Forty of the actions involve an alleged event after the acquisition date. All of our local anesthetic products are approved by the FDA and continue to be marketed and sold to customers.

The cases have been filed in various jurisdictions around the country, including Indiana, Kentucky, New York, Colorado, Ohio, Minnesota, and California. Some are in state court, and most are in federal court. Discovery has just begun in most cases. We anticipate additional cases will be filed throughout the U.S. and we maintain product liability insurance for these matters.

Aredia and Zometa

We have been named as a defendant in several personal injury/product liability cases brought against us and other manufacturers by plaintiffs claiming that they suffered injuries resulting from the use of pamidronate (the generic equivalent of Aredia®) prescribed for the management of metastic bone disease. Plaintiffs’ allege Aredia causes osteonecrosis to the jaw. Four cases have been consolidated into multi-district litigation before the Court in the U.S. District Court, Middle District Tennessee. We filed answers in three of the cases and filed a joinder in October 2008 with another defendant’s Motion to Dismiss for failure to serve the plaintiff’s complaint within 120 days of filing. The case was dismissed in November 2008. Defendants in these cases are opposed to the multi-district litigation Court issuing a remand order, and a ruling on this issue is pending before a United States Judicial Panel. Until a decision is reached, discovery in these cases remains stayed. Recently, four additional cases have been filed against us in a coordinated proceeding in the Superior Court of New Jersey, Middlesex County. One of those four complaints has yet to be served. Discovery has not yet started in these cases.

Breach of Contract Matters

On February 9, 2005, Pharmacy, Inc. filed suit against us in the U.S. District Court for the Eastern District of New York alleging our predecessor breached an Asset Purchase Agreement entered into September 30, 2002 by the parties. In its complaint Pharmacy seeks to recover monetary damages and other relief for the alleged breach of the contract. Discovery and dispositive motions have been substantially completed and the parties submitted an amended pre-trial order on December 10, 2008. A pre-trial conference has been set for July 31, 2009. We believe that we did not breach the contract and are vigorously defending this matter.

Regulatory Matters

We are subject to regulatory oversight by the FDA and other regulatory authorities with respect to the development and manufacture of our products. Failure to comply with regulatory requirements can have a significant effect on our business and operations. Management has designed and operates a system of controls to attempt to ensure compliance with applicable regulatory requirements.

(14) Revenue by Product Line

Total revenues by product line were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Critical care	$151,909	$113,532	$273,613	$204,714
Anti-infective	43,750	59,296	91,761	102,256
Oncology	16,607	21,726	35,401	32,747
Contract manufacturing and other	3,069	3,364	6,757	6,280

Total net revenue	$215,335	$197,918	$407,532	$345,997

(15) Subsequent Events

The Company has evaluated events and transactions subsequent to June 30, 2009 through August 3, 2009, the date these condensed consolidated financial statements were included in Form 10-Q and filed with the SEC. Based on the definitions and requirements of SFAS No. 165, “Subsequent Events”, we have not identified any events that occurred subsequent to June 30, 2009 and through August 3, 2009, that require recognition or disclosure in the condensed consolidated financial statements.

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

Background

Fresenius Kabi Pharmaceuticals Holding, Inc. (“FKP Holdings” or “the Company”), including its operating subsidiary APP Pharmaceuticals, Inc, (“APP”) is an integrated pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products. We believe that we are the only company with a primary focus on the injectable oncology, anti-infective and critical care markets, and we further believe that we offer one of the most comprehensive injectable product portfolios in the pharmaceutical industry. We manufacture products in each of the three basic forms in which injectable products are sold: liquid, powder and lyophilized, and freeze-dried.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 and June 30, 2008

The following table sets forth the results of our operations for each of the three months ended June 30, 2009 and 2008, and forms the basis for the following discussion of our operating activities. For accounting purposes the Company has separated its historical financial results for the Predecessor Company (APP) for all periods prior to September 10, 2008, the effective date of the Merger, and the Successor Company (FKP Holdings) for all periods after July 2, 2008 (the date of inception). The separate presentation is required as there was a change in accounting basis, which occurred when purchase accounting was applied in connection with the acquisition of the Predecessor. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price.

Note: For purposes of discussing our historical results of operations, the following table compares the results of the Successor Company for the three months ended June 30, 2009 to those of our Predecessor for the three months ended June 30, 2008. This comparative presentation is intended to facilitate the discussion of relevant trends and changes affecting our operating results. Where significant, the effect of merger related transactions and the application of purchase accounting are highlighted.

FRESENIUS KABI PHARMACEUTICALS HOLDING, INC.

CONSOLIDATED RESULTS OF OPERATIONS

(Unaudited, in thousands)

	Three months Ended June 30, 2009	Three months Ended June 30, 2008
			Increase/(Decrease)
			$	%
	(Successor)	(Predecessor)
Net revenues
Critical care	$151,909	$113,532	$38,377	34%
Anti-infective	43,750	59,296	(15,546)	-28%
Oncology	16,607	21,726	(5,119)	-24%
Contract manufacturing and other	3,069	3,364	(295)	-9%

Total net revenue	215,335	197,918	17,417	9%
Cost of sales	105,569	103,771	1,798	2%

Gross profit	109,766	94,147	15,619	17%

Percent to total revenue	51.0%	47.6%
Research and development	7,678	13,833	(6,155)	-44%
Selling, general and administrative	24,032	21,173	2,859	12%
Amortization of merger-related intangibles	9,162	3,857	5,305	138%
Separation costs	169	1,212	(1,043)	-86%
Merger related costs	187	805	(618)	-77%

Total operating expenses	41,228	40,880	348	1%

Percent to total revenue	19.1%	20.7%
Income from operations	68,538	53,267	15,271	29%

Percent to total revenue	31.8%	26.9%
Interest expense	(14,106)	(14,041)	65	1%
Intercompany interest expense	(65,867)	—	65,867	N/A
Change in the fair value of contingent value rights	16,325	—	16,325	N/A
Interest income and other	(1,755)	514	(2,269)	-441%

Income before income taxes	3,135	39,740	(36,605)	-92%
Income tax expense	6,829	15,848	9,019	56.9%

Net (loss) income	$(3,694)	$23,892	$(27,586)	-115%

Total Net Revenue

Total net revenue for the three months ended June 30, 2009 increased $17.4 million, or 9%, to $215.3 million as compared to $197.9 million for the same quarter in 2008. The increase in total net revenue for the three months ended June 30, 2009 over the prior year period was due to a 9% increase in unit prices. Unit volume was comparable to the prior period with no significant change.

Net revenue for our critical care products for the three months ended June 30, 2009 increased to $151.9 million, an increase of $38.4 million, or 34%, over the prior year period, driven primarily by increased Heparin sales. Net revenue from anti-infective products for the three months ended June 30, 2009 decreased by $15.5 million, or 28%, to $43.8 million from $59.3 million in the prior year period, due to delayed approvals for new products and pricing pressure. Net revenue from oncology products for the three months ended June 30, 2009 decreased $5.1 million, or 24%, to $16.6 million from $21.7 million in the prior period, mainly due to the timing of large stocking orders within our oncology distributors and pricing pressure. Contract manufacturing revenue decreased by $0.3 million to $3.1 million in the second quarter of 2009 as compared to $3.4 million for the same quarter in the prior year.

Gross Profit

Gross profit for the three months ended June 30, 2009 was $109.8 million, or 51.0% of total net revenue, as compared to $94.1 million, or 47.6% of total net revenue, in the same quarter of 2008. The increase in gross profit was principally due to higher revenue in the 2009 quarter. The improvement in the overall gross profit percentage was primarily due to improved product mix, partially offset by the reporting of our 2009 Puerto Rico facility costs in cost of sales as we completed our production validation and transfer of products to our Puerto Rico facility. In 2008, we reported our Puerto Rico facility costs in research and development as production validation and transfer of products to the facility were in process. Cost of sales for the three-month periods ended June 30, 2009 and 2008 included $0.5 million and $4.1 million, respectively, in non-cash amortization of intangible product rights associated with a product acquisition. Excluding the impact of this non-cash charge, gross profit margin for the three months ended June 30, 2009 and 2008 would have been 51.2% and 49.6%, respectively.

Research and Development

Research and development expense for the three months ended June 30, 2009 decreased $6.1 million, or 44%, to $7.7 million compared to $13.8 million for the same quarter in 2008. The decrease was due primarily to the reporting of 2009 costs associated with our Puerto Rico facility in cost of goods sold as described above.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended June 30, 2009 increased $2.8 million to $24.0 million, or 11.2% of total net revenue, from $21.2 million, or 10.7% of total net revenue, for the same period in 2008. This increase in costs was due primarily to increased professional fees compared to the prior year period.

Amortization, Separation and Merger Costs

Results for the three months ended June 30, 2009 included $9.3 million of amortization of Merger-related intangibles and other merger costs associated with the Merger with APP. The prior year (predecessor) amortization of Merger-related intangibles and other merger costs of $4.7 million relates to the merger between APP and Abraxis BioScience. Separation costs for the three months ended June 30, 2009 totaled $0.2 million compared to $1.2 million for the same period ended June 30, 2008.

Interest Expense and Intercompany Interest Expense

Interest expense for three months ended June 30, 2009 was comparable to the prior period ended June 30, 2008. Intercompany interest expense was $65.9 million for the three months ended June 30, 2009 reflecting the $2,811.3 million of intercompany debt and amortization of related debt issuance costs incurred in connection with the closing of the Merger on September 10, 2008.

Interest Income and Other

Interest income and other consists primarily of interest earned on invested cash and cash equivalents, the impact of foreign currency rate changes on intercompany trading and debt accounts denominated in Euros, and other financing costs. Interest income and other was $1.7 million of expense for the three months ended June 30, 2009 versus $0.5 million of income in the comparable 2008 period. The increase in expense was primarily due to foreign currency transaction losses during the period.

Additionally, in the three months ended June 30, 2009 we recognized $16.3 million of income resulting from the change in fair value of the contingent value rights (CVRs) issued to APP shareholders in connection with the Merger. The estimated fair value of the CVRs at the date of the acquisition was included in the cost of the acquisition and is adjusted at each reporting date (marked-to-market) based on the closing price of a CVR as reported by NASDAQ, with the change in the fair value of the CVR for the reporting period being included in non-operating income.

Provision for Income Taxes

For the three month period ended June 30, 2009, FKP Holdings reported income tax expense of $6.8 million on pretax income of $3.1 million, or an effective tax rate of 217.8%. This rate differs from the statutory U.S. federal tax rate of 35% due primarily to the effect of state and foreign income taxes, offset by the non-taxability of the $16.3 million in income recognized for accounting purposes as a result of the change in the liability related to the CVRs. Tax expense on the $39.7 million in pretax income for the predecessor period from April 1 through June 30, 2008 was $15.8 million, an effective rate of 39.8%. This rate differs from the statutory U.S. federal tax rate of 35% due primarily to the effect of state and foreign income taxes.

Six Months Ended June 30, 2009 and June 30, 2008

The following table sets forth the results of our operations for each of the six months ended June 30, 2009 and 2008, and forms the basis for the following discussion of our operating activities:

CONSOLIDATED RESULTS OF OPERATIONS

(Unaudited, in thousands)

	Six months Ended June 30, 2009	Six months Ended June 30, 2008	Increase/(Decrease)
			$	%
	(Successor)	(Predecessor)
Net revenues
Critical care	$273,613	$204,714	$68,899	34%
Anti-infective	91,761	102,256	(10,495)	-10%
Oncology	35,401	32,747	2,654	8%
Contract manufacturing and other	6,757	6,280	477	8%

Total net revenue	407,532	345,997	61,535	18%
Cost of sales	197,746	181,788	15,958	9%

Gross profit	209,786	164,209	45,577	28%

Percent to total revenue	51.5%	47.5%
Research and development	14,378	26,163	(11,785)	-45%
Selling, general and administrative	47,187	42,193	4,994	12%
Amortization of merger-related intangibles	18,325	7,713	10,612	138%
Separation costs	146	1,603	(1,457)	-91%
Merger related costs	508	805	(297)	-37%

Total operating expenses	80,544	78,477	2,067	-3%

Percent to total revenue	19.8%	22.7%
Income from operations	129,242	85,732	43,510	51%

Percent to total revenue	31.7%	24.8%
Interest expense	(34,486)	(30,757)	3,729	12%
Intercompany interest expense	(137,351)	—	137,351	N/A
Change in the fair value of contingent value rights	13,060	—	13,060	N/A
Interest income and other	4,570	1,493	3,077	206%

(Loss) income before income taxes	(24,965)	56,468	(81,433)	-144%
Income tax (benefit) expense	(10,166)	23,419	(33,585)	-143%

Net (loss) income	$(14,799)	$33,049	$(47,848)	-145%

Total Net Revenue

Total net revenue for the six months ended June 30, 2009 increased $61.5 million, or 18%, to $407.5 million as compared to $346.0 million for the same period in 2008. The 18% increase in total net revenue for the six months ended June 30, 2009 over the prior year period was comprised of a 3% unit volume increase and a 15% increase in unit prices.

Net revenues for our critical care products for the six months ended June 30, 2009 increased by $68.9 million, or 34%, to $273.6 million from $204.7 million for the prior period, due primarily to higher sales volume of Heparin. Net revenue for anti-infective products for the six months ending June 30, 2009 decreased by $10.5 million, or 10%, to $91.8 million from $102.3 million in the prior year period, mainly due to delayed approvals for new products and pricing pressure. Net revenue for oncology products for the six months ended June 30, 2009 increased by $2.7 million, or 8%, to $35.4 million, mainly due to the timing of large stocking orders within our oncology distributors and pricing pressure. Contract manufacturing for the six months ended June 30, 2009 increased by $0.5 million to $6.8 million from $6.3 million for the same period in the prior year.

Gross Profit

Gross profit for the six months ended June 30, 2009 was $209.8 million, or 51.5% of total net revenue, as compared to $164.2 million, or 47.5% of total net revenue, in the same period of 2008. The improvement in the overall gross profit percentage was primarily due to improved product mix, partially offset by the reporting of our 2009 Puerto Rico facility costs in cost of sales as we completed our production validation and transfer of products to our Puerto Rico facility. In 2008, we reported our Puerto Rico facility costs in research and development as production validation and transfer of products to the facility were in process. Cost of sales for the six-month period ended June 30, 2009 and 2008 included $0.5 million and $8.2 million, respectively, in non-cash amortization of intangible product rights associated with a product acquisition. Excluding the impact of this non-cash charge, gross profit margin for the six months ended June 30, 2009 and 2008 would have been 51.6% and 49.8%, respectively.

Research and Development

Research and development expense for the six months ended June 30, 2009 decreased $11.8 million, or 45%, to $14.4 million as compared to the prior year period in 2008. The decrease was due primarily to the reporting of 2009 costs associated with our Puerto Rico facility in cost of goods sold as described above.

Selling, General and Administrative

Selling, general and administrative expense for the six months ended June 30, 2009 increased $4.9 million to $47.2 million, or 11.6% of total net revenue, from $42.2 million, or 12.2% of total net revenue, for the same period in 2008. This increase was due primarily to higher professional fees over the prior year.

Amortization, Separation and Merger Costs

The six months ended June 30, 2009 included $18.8 million of amortization of Merger-related intangibles and other merger costs associated with the Merger with APP. The prior year (predecessor) amortization of Merger-related intangibles and other merger costs of $8.5 million relates to the merger between APP and Abraxis BioScience. Separation costs for the six months ended June 30, 2009 totaled $0.1 million, compared to $1.6 million for the same period ended June 30, 2008.

Interest Expense and Intercompany Interest Expense

Interest expense increased to $34.5 million for the six months ended June 30, 2009, compared to $30.8 million for the same period in 2008. The increase in interest expense is due to higher average debt levels outstanding during the period. Intercompany interest expense was $137.4 million for the six months ended June 30, 2009 reflecting the $2,811.3 million of intercompany debt and amortization of related debt issuance costs, including $14.6 million in unamortized deferred financing costs that were written off in the first quarter of 2009 in connection with the refinancing and restructuring of the bridge financing that was put in place in connection with the Merger in September of 2008.

Interest Income and Other

Interest income and other consists primarily of interest earned on invested cash and cash equivalents, the impact of foreign currency rate changes on intercompany trading and debt accounts denominated in Euros, and other financing costs. Interest income and other was $4.6 million of income for the six months ended June 30, 2009 compared to $1.5 million of income in the prior period. The increase was primarily due to higher foreign currency transaction gains.

Additionally, in 2009 we recognized $13.1 million of income resulting from the change in fair value of the contingent value rights (CVRs) issued to APP shareholders in connection with the Merger. The estimated fair value of the CVRs at the date of the acquisition was included in the acquisition cost and is adjusted at each reporting date (marked-to-market) based on the closing price of a CVR as reported by NASDAQ, with the change in the fair value of the CVR for the reporting period being included in non-operating income.

Provision for Income Taxes

For the six month period ended June 30, 2009, FKP Holdings reported an income tax benefit of $10.2 million on a pretax loss from operations of $25.0 million, or an effective benefit rate of 40.7%. This rate differs from the statutory U.S. federal tax rate of 35% due primarily to the effect of state and foreign income taxes, offset by the non-taxability of the $13.1 million in income recognized for accounting purposes as a result of the change in the liability related to the CVRs. Tax expense on the $56.5 million pretax income from operations for the predecessor period from January 1 through June 30, 2008 was $23.4 million, an effective rate of 41.5%. This rate differs from the statutory U.S. federal tax rate of 35% due primarily to the effect of state and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents for the periods indicated:

Liquidity and Capital Resources

	June 30, 2009	December 31, 2008
	(unaudited, in thousands)
Summary Financial Position:
Cash and cash equivalents	$3,072	$8,441

Working capital	$87,856	$108,310

Total assets	$4,876,995	$4,847,861

Total stockholders’ equity	$551,774	$550,724

	(Successor) Six Months Ended June 30, 2009	(Predecessor) Six Months Ended June 30, 2008
	(unaudited, in thousands)
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$49,402	$53,542

Purchase of property, plant and equipment	$(10,142)	$(8,250)

Purchase of other non-cash assets	$(2,500)	$(800)

Assets acquired, net of cash	$(2,000)	$—

Financing activities	$(41,998)	$(1,487)

Sources and Uses of Cash

Operating Activities

Net cash provided by operating activities was $49.4 million for the six months ended June 30, 2009 (successor period) as compared to net cash provided by operating activities of $53.5 million for the six months ended June 30, 2008 (predecessor period). The change in cash provided by operating activities for the 2009 period as compared to the same period in 2008 was due primarily to lower net earnings in 2009, reduced collection of outstanding trade receivables and an increase in inventory during the first half of 2009.

Investing Activities

Investing activities include cash paid for acquisitions, capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure, and outlays to acquire various product or intellectual property rights needed to grow and maintain our business. Cash used in investing activities during the six month period ended June 30, 2009 was $14.6 million as compared to $9.1 million during the six month period ended June 30, 2008. The six months ended June 30, 2009 included $2.0 million of Merger related payments of direct acquisition costs and $2.5 million of product rights purchased, as well as purchases of plant and equipment.

Financing Activities

Financing activities generally include external borrowings under our credit facility and intercompany borrowing activity with Fresenius and its affiliated companies, and, prior to the Merger, the issuance or repurchase of our common stock and proceeds from the exercise of employee stock options. Net cash used in financing activities for the six month periods ended June 30, 2009 and 2008 was $42.0 million and $1.5 million, respectively. Financing inflows in the six months ended June 30, 2009 included $33.8 million received upon the maturity of short-term notes receivable from affiliates and net borrowings under the revolver loan of $75.0 million, offset by net payments under secured and unsecured credit facilities of $88.1 million and $62.7 million in debt issuance costs paid in the period related to the refinancing of our bridge loan facilities as a result of the private placement completed by Fresenius in January 2009.

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

Additionally, on February 14, 2008, APP entered into interest rate swap agreements with an aggregate notional principal amount of $990 million. Under these agreements, APP paid interest to the counterparty at a fixed rate of 3.04% on the notional amount, and received interest at a variable rate equal to one-month LIBOR. The interest rate swaps were scheduled to expire in February, 2009. APP formally designated these swaps as hedges of its exposure to variability in future cash flows attributable to the LIBOR-based interest payments due on the credit facilities. Accordingly, the interest rate swaps were reported at fair value in the balance sheet and changes in the fair values of the interest rate swaps were initially recorded in accumulated other comprehensive income (loss) in the consolidated balance sheet and recognized in operations each period when the hedged item impacted results. Effective January 1, 2008, APP measured the fair value of the interest rate swaps under the guidance of SFAS 157, “Fair Value Measurements.”

All amounts owing under these credit facilities became due and payable and the agreements terminated upon the closing of the Merger on September 10, 2008. The interest rate swap agreements were terminated on September 5, 2008, resulting in a recognized loss of $2.7 million. There were no penalties associated with the early pay-off of the debt or termination of the interest rate swap agreements.

Fresenius Merger—Credit Agreements

On August 20, 2008, in connection with the acquisition of APP described in Note 2—Merger with APP, Fresenius entered into a $2.45 billion credit agreement with Deutsche Bank AG, London Branch, as administrative agent, Deutsche Bank AG, London Branch, Credit Suisse, London Branch, and J.P. Morgan plc, as arrangers and book running managers, and the other lenders party thereto (the “Senior Credit Facilities Agreement”) and a $1.3 billion bridge credit agreement with Deutsche Bank AG, London Branch, as the administrative agent, Deutsche Bank AG, London Branch, Credit Suisse, London Branch, and J.P. Morgan plc, as arrangers and book running managers, and the other lenders party thereto (the “Bridge Facility Agreement”) to assist in the funding of the transaction. The $2.45 billion Senior Credit Facilities Agreement includes a $1 billion term loan A, a $1 billion term loan B, and revolving credit facilities of $300 million, which may be increased to $500 million, and $150 million. Proceeds from borrowings under these credit facilities, together with other available funds provided by Fresenius through equity contributions and loans to FKP Holdings and its subsidiaries, were utilized to complete the purchase of APP on September 10, 2008.

The Senior Credit Facilities Agreement provides APP Pharmaceuticals, LLC, a wholly owned subsidiary of APP, with two term loan facilities: a Tranche A2 Term Loan (“Term Loan A2”) for $500 million and Tranche B2 Term Loan (“Term Loan B2”) for $497.5 million. Proceeds from the borrowings under Term Loans A2 and B2 were used to repay and replace the borrowings outstanding under the Spin-off Credit Agreement Term Loans A and B that were assumed in the Merger. The Senior Credit Facilities agreement also provides APP Pharmaceuticals, LLC with a $150 million revolving credit facility, which replaces the Spin-off Credit Agreement revolving credit facility. The revolving credit facility includes a $50 million sub-limit for swingline loans and a $20 million sub-limit for letters of credit. The Term Loan A2 and B2 loan facilities mature on September 10, 2013 and September 10, 2014, respectively, and the revolving credit facility expires on September 10, 2013. We incurred and capitalized approximately $25 million in debt issue costs in connection with the Senior Credit Facilities Agreement. As of June 30, 2009, the balance outstanding on APP Pharmaceuticals, LLC senior credit facilities and revolving credit facility was $980.3 million and $75.0 million, respectively.

Pursuant to the Senior Credit Facilities Agreement, Fresenius Kabi Pharmaceuticals, LLC (which was merged with and into APP Pharmaceuticals, Inc. upon consummation of the Merger) entered into an intercompany loan with the borrower of the $500 million Tranche A1 Term Loan and the $502.5 million Tranche B1 Term Loan, and an affiliate of FKP Holdings entered into an intercompany loan with the borrower under the $300 million revolving facility under the Senior Credit Facilities Agreement (collectively, the “Senior Intercompany Loans”), the amount, maturity and other financial terms of which correspond to those applicable to the loans provided to such borrowers under the Senior Credit Facilities Agreement described above. The Senior Intercompany Loans are guaranteed by FKP Holdings and certain of its affiliates and subsidiaries and secured by the assets of FKP Holdings and certain of its affiliates and subsidiaries. The Senior Intercompany Loans provide for an event of default and acceleration if there is an event of default and acceleration under the Senior Credit Facilities Agreement, but acceleration of the Senior Intercompany Loans may not occur prior to acceleration of the loans under the Senior Credit Facilities Agreement. By entering into certain of the Senior Intercompany Loans with Fresenius Kabi Pharmaceuticals, LLC, Fresenius effectively pushed-down its Merger-related term loan borrowings under the Senior Credit Facilities Agreement to the FKP Holdings group. The Senior Intercompany Loans bear interest at a variable rate based on the rates applicable to the corresponding loans under the Senior Credit Facilities Agreement, plus a margin, as discussed below, and are due in 2013 and 2014, as applicable. The balance of the Senior Intercompany Loans outstanding at June 30, 2009 was $1,624.7 million.

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

Pursuant to the Bridge Facility Agreement, FKP Holdings entered into an intercompany loan (the “Bridge Intercompany Loan”) with an affiliate of FKP Holdings who was the borrower under the Bridge Facility Agreement, the amount, maturity, and other financial terms of which correspond to those applicable to the loans provided to such borrower under the Bridge Facility Agreement. The Bridge Intercompany Loan is guaranteed by certain of its affiliates and subsidiaries and secured by the assets of FKP Holdings and certain of its affiliates and subsidiaries. The Bridge Intercompany Loan provides for an event of default and acceleration if there is an event of default and acceleration under the Bridge Facility Agreement, but acceleration of the Bridge Intercompany Loan may not occur prior to acceleration of the loans under the Bridge Facility Agreement. By entering into the Bridge Intercompany Loan with FKP Holdings, Fresenius effectively pushed-down its Merger-related borrowings under the Bridge Credit Facility Agreement to FKP Holdings. The Bridge Intercompany Loan bears interest at the rate applicable to the corresponding loan under the Bridge Facility Agreement, plus a margin and is due in 2009 or 2015, if extended. In addition, Fresenius SE made two other intercompany loans totaling $456.2 million to FKP Holdings as part of the acquisition. These intercompany loans include fixed interest rates and mature on September 10, 2014. As described below, the original borrowing under the Bridge Facility Agreement was $1,300 million, $650 million of which was repaid in October of 2008 and the remainder of which was repaid in January 2009. Also as described below, the related intercompany loans were refinanced in connection with the repayments made on the Bridge Facility Agreement.

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

On January 21, 2009, the borrower under the Bridge Facility Agreement, which is an affiliate of Fresenius, issued two tranches of notes in a private placement. The issuer sold $500 million aggregate principal amount of fixed interest rate senior notes and €275 million aggregate principal amount of fixed interest rate senior notes. The notes are senior unsecured obligations of the issuer and mature on July 15, 2015. Proceeds of the notes issuance were used among other things, to repay in full the $650 million outstanding under the Bridge Facility Agreement. Upon the repayment of the bridge loan, the Bridge Intercompany Loan was refinanced and replaced with an Intercompany Dollar Loan of $500 million and an Intercompany Euro Loan of €115.7 million. The interest payments for these notes are at fixed interest rates and are due semi-annually January 15 and July 15. These new intercompany loans are not guaranteed or secured and the principal for both of these loans is due July 15, 2015. As a result of the refinancing, in the first quarter of 2009, we wrote-off $14.6 million of Bridge Intercompany Loan unamortized debt issuance costs and incurred debt issuance costs of $64.3 million for the new Intercompany Dollar and Euro loans. The outstanding loan balance of the unsecured intercompany loans outstanding at June 30, 2009 is $1,187 million.

The following is the repayment schedule for Term Loans A2 and B2 and intercompany loans as of June 30, 2009 (unaudited, in thousands):

	Term Loan A2	Term Loan B2	Target Revolver	Intercompany Fresenius	Total
2009	$24,000	$2,488	$—	$28,979	$55,465
2010	71,500	4,975	—	81,457	157,932
2011	122,500	4,975	—	132,457	259,932
2012	150,000	4,975	—	159,957	314,932
2013	118,500	4,975	75,000	128,457	326,932
2014 and thereafter	—	471,381	—	2,280,021	2,751,402

	$486,500	$493,769	$75,000	$2,811,328	$3,866,597

Payments maturing over the next twelve months for term loans A2 and B2 are $53.0 million. Intercompany loan payments maturing over the next twelve months are $58.0 million.

Included in our intercompany borrowings are two Euro-denominated notes, a €200 million note with a maturity in 2014 and a €115.7 million note with a maturity in 2015. In connection with these borrowings, we entered into intercompany foreign currency forward swap contracts in order to limit our exposure to changes in current exchange rates on the Euro-denominated notes principal balance and related future interest payments. We have entered into foreign currency swaps with affiliates of Fresenius for the total of the Euro-denominated notes principal balance. These agreements began to mature in June 2009, with the latest maturity in January 2012, and are not designated as hedging instruments for accounting purposes. As the Euro-denominated intercompany notes payable represent a foreign currency transaction to us, during the six month period ended June 30, 2009, we recognized a $17.8 million foreign currency transaction loss in order to adjust the carrying value of the Euro-denominated notes to reflect the June 30, 2009 exchange rate, and an offsetting foreign currency transaction gain of $22.5 million related to the change in fair value of these swap agreements from a $4.1 million asset to a $26.6 million asset. The net foreign currency transaction gain of $4.7 million is included in other income (expense) in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2009. We have also entered into foreign currency hedges for the €15.9 million of future cash flows related to the interest payments due on the €200 million note through December 10, 2010, and for the €30.5 million of future cash flows related to the interest payments on the €115.7 million note through January 17, 2012. These foreign currency agreements have been designated as hedges of our exposure to fluctuations in interest payments on outstanding Euro-denominated borrowings due to changes in Euro/U.S. dollar exchange rates (a cash flow hedge). The fair value of these foreign currency hedge agreements at June 30, 2009 is an asset of $5.1 million, and is included in long-term assets in our condensed consolidated balance sheets. For the six month period ended June 30, 2009 we recorded a deferred gain of $3.2 million, net of tax of $1.9 million, in other comprehensive income (loss).

On November 3, 2008, we entered into four interest rate swap agreements with Fresenius for an aggregate notional principal amount of $900 million. These agreements require us to pay interest at an average fixed rate of 3.97% and entitle us to receive interest at a variable rate equal to three-month LIBOR, which is equal to the benchmark for the term A Loans being hedged, on the notional amount. The interest rate swaps expire in October 2011 and December 2013. At November 3, 2008 we had no initial net investment in these swaps as the swaps had an aggregate fair value of $15.9 million (liability) and Fresenius contributed an equal amount to us. These swaps have been designated as hedges of our exposure to fluctuations in interest payments on outstanding variable rate borrowings due to changes in interest rates (a cash flow hedge). The fair value of these interest rate swap agreements at June 30, 2009 is a liability of $52.1 million, and is included in long-term liabilities in our condensed consolidated balance sheets. For the three and six month period ended June 30, 2009 we recorded in other comprehensive income (loss) a deferred gain of $13.1 million and $10.7 million, net of tax of $8.2 million and $6.7 million, respectively. For the three and six month period ended June 30, 2009 we recognized $0.8 million of interest income and $0.1 million in interest expense, which represented the amount of hedge ineffectiveness.

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

Because any amount payable to the holders of CVRs must be settled in cash, the CVRs are classified as liabilities in the condensed consolidated financial statements. The estimated fair value of the CVRs at the date of acquisition was included in the cost of the acquisition. At each reporting date, the CVRs are marked-to-market based on the closing price of a CVR as reported by NASDAQ, and the change in the fair value of the CVR for the reporting period is included in non-operating income.

Assuming the Adjusted EBITDA threshold is met, the maximum amount payable under the CVR Indenture is $979.5 million. Such payment would be due on June 30, 2011. In the event that such a payment is required, we would likely need to seek financing from either an external source or Fresenius and its affiliates, in order to satisfy the obligation.

The CVRs do not represent equity, or voting securities of FKP Holdings, and they do not represent ownership interests in FKP Holdings. Holders of the CVRs are not entitled to any rights of a stockholder or other equity or voting securities of FKP Holdings, either at law or in equity. Similarly, holders of CVRs are not entitled to any dividends declared or paid with respect to any equity security of FK Holdings. A holder of a CVR is entitled only to those rights set forth in the CVR indenture. Additionally, the right to receive amounts payable under the CVRs, if any, is subordinated to all senior obligations of FKP Holdings. The CVRs trade on NASDAQ under the symbol “APCVZ.”

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

The calculation of Adjusted EBITDA under the CVR Indenture for the six month period ended June 30, 2009 and the cumulative period from January 1, 2008 to June 30, 2009 is as follows (unaudited, in thousands):

	For the Six Month Period Beginning January 1, 2009 and Ending June 30, 2009	For the Cumulative Period Beginning January 1, 2008 and Ending June 30, 2009
EBITDA CALCULATION:
Net loss	$(14,799)	$(317,700)

Interest expense (net of interest income)	171,767	334,885
Income tax (benefit)	(10,166)	3,758
Depreciation	10,412	29,811
Amortization	18,837	462,580

EBITDA	$176,051	$513,334

Reconciliation to Adjusted EBITDA:
Stock compensation (FAS 123(R))	116	5,885
Merger and separation related costs	553	47,861
Puerto Rico costs	9,539	32,808
Technology transfer	1,014	2,097
Change in the value of contingent value rights	(13,060)	(114,276)
Other taxes	315	1,182
Loss on sale of fixed assets	383	463
Consulting fees	300	500
Foreign currency gain	(4,869)	(3,307)
Other non-cash charges	648	225

Adjusted EBITDA – per CVR Indenture	$170,990	$486,772

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

As described above, we are responsible for servicing the external debt of $1.0 billion incurred in connection with the Merger, as well as to pay the principal and interest on the outstanding intercompany debt of $2.8 billion. While we expect that funds generated by our operations will be sufficient to enable us to satisfy our debt service obligations, our ability to meet our debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in customer preferences, the success of product and marketing innovations and pressure from competitors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. At any given time, we may not be able to refinance this debt, sell assets or borrow more money on terms acceptable to us or at all; the failure to do any of which could have adverse consequences for our business, financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For information regarding critical accounting estimates, see the caption “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes to our critical accounting estimates during the second quarter of 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for information related to recent accounting pronouncements.

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

With respect to translation risk, even though there may be fluctuations of currencies against the U.S. dollar, which may impact comparisons with prior periods, the translation impact is included in accumulated other comprehensive income, a component of stockholders’ equity, and does not affect the underlying results of operations. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which we operate are included in the condensed consolidated statements of operations.

Included in our intercompany borrowings are two Euro-denominated notes, a €200 million note with a maturity in 2014 and a €115.7 million note with a maturity in 2015. In connection with these borrowings, we entered into intercompany foreign currency forward swap contracts in order to limit our exposure to changes in current exchange rates on the Euro-denominated notes principal balance and related future interest payments. We have entered into foreign currency swaps with affiliates of Fresenius for the total of the Euro-denominated notes principal balance. These agreements begin to mature in June 2009, with the latest maturity in January 2012, and are not designated as hedging instruments for accounting purposes. As the Euro-denominated intercompany notes payable represent a foreign currency transaction to us, during the six month period ended June 30, 2009, we recognized a $17.8 million foreign currency transaction gain in order to adjust the carrying value of the Euro-denominated notes to reflect the June 30, 2009 exchange rate, and an offsetting foreign currency transaction gain of $22.5 million related to the change in fair value of these swap agreements from a $4.1 million asset to a $26.6 million asset. The net foreign currency transaction gain of $4.7 million is included in other income (expense) in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2009. We have also entered into foreign currency hedges for the €15.9 million of future cash flows related to the interest payments due on the €200 million note through December 10, 2010, and for the €30.5 million of future cash flows related to the interest payments on the €115.7 million note through January 17, 2012. These foreign currency agreements have been designated as hedges of our exposure to fluctuations in interest payments on outstanding Euro-denominated borrowings due to changes in Euro/U.S. dollar exchange rates (a cash flow hedge). The fair value of these foreign currency hedge agreements at June 30, 2009 is an asset of $5.1 million, and is included in long-term assets in our condensed consolidated balance sheets. For the six month period ended June 30, 2009 we recorded a deferred gain of $3.2 million, net of tax of $1.9 million, in other comprehensive income (loss).

Investment Risk: The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our activities without increasing risk. Since our merger with Fresenius, we use its cash management system to invest excess cash not needed for current operations. Accordingly, our investments at December 31, 2008 consisted solely of short-term notes receivable received in exchange for our cash deposits with Fresenius. We did not have any investments with Fresenius at June 30, 2009.

Interest Rate Risk: We are also exposed to changes in interest rates on our variable rate borrowings. As of June 30, 2009, $1,055.3 million was outstanding on our credit facility and we had approximately $2,811.3 million of outstanding intercompany loans. If the interest rates on our outstanding borrowings were to increase by 1%, our interest expense would increase $38.8 million based on our outstanding debt balances at June 30, 2009.

On November 3, 2008, we entered into four interest rate swap agreements with Fresenius for an aggregate notional principal amount of $900 million. These agreements require us to pay interest at an average fixed rate of 3.97% and entitle us to receive interest at a variable rate equal to three-month LIBOR, which is equal to the benchmark rate for the Term A Loans being hedged, on the notional amount. The interest rate swaps expire in October 2011 and December 2013. At November 3, 2008 we had no initial net investment in these swaps as the swaps had an aggregate fair value of $15.9 million (liability) and Fresenius contributed an equal amount to us. These swaps have been designated as hedges of our exposure to fluctuations in interest payments on outstanding variable rate borrowings due to changes in interest rates (a cash flow hedge). The fair value of these interest rate swap agreements at June 30, 2009 is a liability of $52.1 million, and is included in long-term liabilities in our consolidated balance sheets. For the six month period ended June 30, 2009, we recorded a deferred gain of $10.7 million, net of tax of $6.7 million, in other comprehensive income (loss) and recognized $0.1 million in interest expense, which represented the amount of hedge ineffectiveness.

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

We maintain disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance we necessarily are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report. Based on their evaluation and subject to the foregoing, management has concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

Summarized below are the more significant legal matters pending to which we are a party:

We have filed an abbreviated new drug application, or “ANDA”, seeking approval from the United States Food and Drub Administration (“FDA”) to market pemetrexed disodium for injection, 500 mg/vial. The Reference Listed Drug for APP’s ANDA is Alimta®, a chemotherapy agent for the treatment of various types of cancer marketed by Eli Lilly. Eli Lilly is believed to be the exclusive licensee of certain patent rights from Princeton University. We notified Eli Lilly and Princeton University of our ANDA filing pursuant to the provisions of the Hatch-Waxman Act and, in June 2008, Eli Lilly and Princeton University filed a patent infringement action in the U.S. District Court for the District of Delaware seeking to prevent us from marketing this product until after the expiration of U.S. Patent 5,344,932, which is alleged to expire in 2016. We filed our Answer and Counterclaims in August 2008 and are currently engaged in discovery.

In March 2007 we filed a complaint for patent infringement against Navinta LLC in the U.S District Court for the District of New Jersey. Navinta filed an ANDA seeking approval from the FDA to market ropivacaine hydrochloride injection, in the 2 mg/ml, 5 mg/ml and 10 mg/ml dosage forms. The Reference Listed Drug for Navinta’s ANDA is APP’s proprietary product Naropin®. This matter is scheduled to proceed to trial on July 20, 2009. The U.S. District Court, District of New Jersey reached a judgment in favor of the Company on August 3, 2009, determining that Navinta’s ANDA product infringed on the Company’s proprietary product Naropin. The judgment is subject to appeal by Navinta.

We have filed ANDAs seeking approval from the FDA to market oxaliplatin for injection, 10 mg and 50mg vials, and oxaliplatin injection, in 5mg/ml, 10ml, 20ml and 40 ml dosage forms. The Reference Listed Drug is the chemotherapeutic agent Eloxatin® marketed by Sanofi-Aventis that is approved for the treatment of colorectal cancer. Sanofi-Aventis is believed to be the exclusive licensee of certain patent rights from Debiopharm. We notified Sanofi-Aventis and Debiopharm of the ANDA filings pursuant to the provisions of the Hatch-Waxman Act, and Sanofi-Aventis and Debiopharm filed a patent infringement action in the U.S. District Court for the District of New Jersey seeking to prevent us from marketing these products until after the expiration of various U.S. patents. Multiple cases proceeding against other generic drug manufacturers were consolidated pursuant to a pre-trial scheduling order in April 2008. The defendants motion for summary judgment on one of the patent’s at issue was granted and an order entered by the U.S. District Court. Sanofi-Aventis has appealed the ruling with the U.S Court of Appeals.

We have been named as a defendant in approximately eighty-five personal injury/product liability actions brought against us and other pharmaceutical companies and medical device manufacturers by plaintiffs claiming that they suffered injuries resulting from the post-surgical release of certain local anesthetics via a pain pump into the shoulder joint. We acquired several generic anesthetic products from AstraZeneca in June 2006. Pursuant to the Asset Purchase Agreement with AstraZeneca we are responsible for indemnifying Astra Zeneca for defense of suits alleging injuries occurring after the acquisition date (unless the drugs are determined to be defective in manufacturing, in which case AstraZeneca will indemnify us pursuant to that certain Manufacturing and Supply Agreement entered into by us and AstraZeneca). Likewise Astra Zeneca agreed to indemnify us for suits alleging injuries occurring prior to the acquisition date. Forty of the actions involve an alleged event after the acquisition date. All of our local anesthetic products are approved by the FDA and continue to be marketed and sold to customers.

The cases have been filed in various jurisdictions around the country, including Indiana, Kentucky, New York, Colorado, Ohio, Minnesota, and California. Some are in state court, and most are in federal court. Discovery has just begun in most cases. We anticipate additional cases will be filed throughout the U.S. and we maintain product liability insurance for these matters.

We have been named as a defendant in several personal injury/product liability cases brought against us and other manufacturers by plaintiffs claiming that they suffered injuries resulting from the use of pamidronate (the generic equivalent of Aredia®) prescribed for the management of metastic bone disease. Plaintiffs’ allege Aredia causes osteonecrosis to the jaw. Four cases have been consolidated into multi-district litigation before the Court in the U.S. District Court, Middle District Tennessee. We filed answers in three of the cases and filed a joinder in October 2008 with another defendant’s Motion to Dismiss for failure to serve the plaintiff’s complaint within 120 days of filing. The case was dismissed in November 2008. Defendants in these cases are opposed to the multi-district litigation Court issuing a remand Order, and a ruling on this issue is pending before a United States Judicial Panel. Until a decision is reached, discovery in these cases remains stayed. Recently, four additional cases have been filed against us in a Coordinated Proceeding in the Superior Court of New Jersey, Middlesex County. One of those four Complaints has yet to be served. Discovery has not yet started in these cases.

On February 9, 2005 Pharmacy, Inc. filed suit against us in the U.S. District Court for the Eastern District of New York alleging we breached an Asset Purchase Agreement entered into September 30, 2002 by the parties. In its complaint Pharmacy seeks to recover monetary damages and other relief for the alleged breach of the contract. Discovery and dispositive motions have been substantially completed and the parties have submitted an amended pre-trial order on December 10, 2008. A pre-trial conference has been set for July 31, 2009. We believe that we did not breach the contract and are vigorously defending this matter.

We are subject to regulatory oversight by the FDA and other regulatory authorities with respect to the development and manufacture of our products. Failure to comply with regulatory requirements can have a significant effect on our business and operations. Management has designed and operates a system of controls to attempt to ensure compliance with applicable regulatory requirements.

ITEM 1A.	RISK FACTORS

For information regarding risks related to our business and our outstanding contingent value rights, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes to our risk factors during the second quarter of 2009.

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
Richard J. Tajak
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 3, 2009

Exhibit Index

Exhibit Number	Description
2.1	Separation and Distribution Agreement among APP, Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 2.3 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

2.2	Agreement and Plan of Merger, dated July 6, 2008 among APP, Fresenius SE, Fresenius Kabi Pharmaceuticals Holding LLC, and Fresenius Kabi Pharmaceuticals LLC (Incorporated by reference to Exhibit 2.1 to APP’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2008)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2008)

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2008)

4.1	Reference is made to Exhibits 3.1 and 3.2

10.29	Employment Agreement effective as of June 1, 2009, between Fresenius Kabi Pharmaceuticals Holding, Inc. and Dr. Christopher Bryant (Incorporated by reference to Exhibit 10.29 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2009)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith.