Form 10-Q
period 2009-09-30
Fresenius Kabi Pharmaceuticals Holding, Inc.
filed 2009-11-03
CIK 1439449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 2, 2009, all of the shares of the registrant’s common stock were held by Fresenius Kabi AG.

Fresenius Kabi Pharmaceuticals Holding, Inc.

INDEX

		Page
PART I. Financial Information

Item 1.	Financial Statements (Unaudited)	3

	Condensed consolidated balance sheets – September 30, 2009 and December 31, 2008	3

	Condensed consolidated statements of operations – Successor periods for the three and nine months ended September 30, 2009 and July 2, 2008 through September 30, 2008, and Predecessor periods from July 1, 2008 through September 9, 2008, and January 1, 2008 through September 9, 2008	4-5

	Condensed consolidated statements of cash flows – Successor periods for the nine months ended September 30, 2009 and July 2, 2008 through September 30, 2008, and Predecessor period from January 1, 2008 through September 9, 2008	6

	Notes to condensed consolidated financial statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	38

PART II. Other Information

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Submission of Matters to a Vote of Security Holders	40

Item 5.	Other Information	40

Item 6.	Exhibits	40

Signatures		41

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Fresenius Kabi Pharmaceuticals Holding, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2009	December 31, 2008
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$5,770	$8,441
Note receivable from Parent	—	33,800
Accounts receivable, net	60,504	86,557
Inventories	209,549	170,354
Prepaid expenses and other current assets	31,641	19,961
Current receivables from related parties	2,227	—
Income taxes receivable	60,084	30,695
Deferred income taxes	11,414	10,712

Total current assets	381,189	360,520

Property, plant and equipment, net	124,469	150,693
Intangible assets, net	513,584	532,306
Goodwill	3,661,535	3,669,677
Deferred income taxes, non-current	20,262	22,296
Deferred financing costs	128,853	96,242
Non-current receivables from related parties	12,673	27,832
Other non-current assets, net	43,408	4,197

Total assets	$4,885,973	$4,863,763

Liabilities and stockholder’s equity
Current liabilities:
Cash overdraft	$4,255	—
Accounts payable	55,668	38,777
Accrued liabilities	51,109	53,066
Accrued intercompany interest	26,596	26,640
Current portion of long-term debt	52,975	43,719
Current portion of intercompany debt	283,059	99,892
Deferred income taxes, current	5,781	2,046

Total current liabilities	479,443	264,140

Long-term debt	927,294	953,781
Deferred income taxes, non-current	95,329	104,888
Fair value of interest rate swaps with Parent and affiliates	60,905	65,377
Intercompany notes payable to Parent and affiliates	2,619,260	2,764,541
Intercompany payable to Parent and affiliates	102,773	100,125
CVR payable	94,686	57,138
Other non-current liabilities	17,466	3,049

Total liabilities	4,397,156	4,313,039

Stockholder’s equity:
Common stock - $0.001 par value; 1,000 shares authorized in 2009 and 2008; 1,000 shares issued and outstanding in 2009 and 2008	—	—
Additional paid-in capital	900,257	900,019
Accumulated deficit	(388,468)	(312,445)
Accumulated other comprehensive loss	(22,972)	(36,850)

Total stockholder’s equity	488,817	550,724

Total liabilities and stockholder’s equity	$4,885,973	$4,863,763

See accompanying notes to condensed consolidated financial statements

Fresenius Kabi Pharmaceuticals Holding, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Successor	Successor	Predecessor
	Three Months ended September 30 2009	July 2 through September 30 2008	July 1 through September 9, 2008
		(in thousands)
Net revenue	$224,654	$48,080	$149,800
Cost of sales	116,770	34,778	68,452

Gross profit	107,884	13,302	81,348
Operating expenses:
Research and development	6,444	2,066	8,970
Selling, general and administrative	17,454	5,508	18,305
Amortization of merger in-process research and development	—	252,000	—
Amortization of merger related intangibles	9,163	3,389	2,571
Impairment of fixed assets	5,372	—	—
Merger related costs	715	1,188	43,611
Separation related costs	345	—	235

Total operating expenses	39,493	264,151	73,692

Income (loss) from operations	68,391	(250,849)	7,656
Interest expense	(8,807)	(27,866)	(14,497)
Intercompany interest expense	(71,551)	—	—
Unrealized gain (loss) in the fair value of contingent value rights	(50,608)	52,241	—
Interest income and other, net	(893)	(16)	231

Loss before income taxes	(63,468)	(226,490)	(6,610)
Provision (benefit) for income taxes	(2,242)	(8,135)	16,896

Net loss	$(61,226)	$(218,355)	$(23,506)

See accompanying notes to condensed consolidated financial statements

Fresenius Kabi Pharmaceuticals Holding, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Successor	Successor	Predecessor
	Nine Months ended September 30, 2009	July 2 through September 30, 2008	January 1 through September 9, 2008
		(in thousands)
Net revenue	$632,186	$48,080	$495,797
Cost of sales	314,516	34,778	247,637

Gross profit	317,670	13,302	248,160
Operating expenses:
Research and development	20,822	2,066	35,133
Selling, general and administrative	64,641	5,508	62,896
Amortization of merger in-process research and development	—	252,000	—
Amortization of merger related intangibles	27,487	3,389	10,283
Impairment of fixed assets	5,372	—	—
Merger related costs	1,223	1,188	44,220
Separation related costs	491	—	2,239

Total operating expenses	120,036	264,151	154,771

Income (loss) from operations	197,634	(250,849)	93,389
Interest expense	(61,166)	(27,866)	(45,124)
Intercompany interest expense	(191,029)	—	—
Unrealized gain (loss) in the fair value of contingent rights	(37,548)	52,241	—
Interest income and other, net	3,677	(16)	1,593

(Loss) income before income taxes	(88,432)	(226,490)	49,858
(Benefit) provision for income taxes	(12,409)	(8,135)	40,315

Net (loss) income	$(76,023)	$(218,355)	$9,543

See accompanying notes to condensed consolidated financial statements

Fresenius Kabi Pharmaceuticals Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Successor	Predecessor
	Nine Months ended September 30, 2009	July 2 through September 30, 2008	January 1 through September 9, 2008
		(in thousands)
Cash flows from operating activities:
Net (loss) income	$(76,023)	$(218,355)	$9,543
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	13,584	1,633	12,503
Amortization	28,685	790	1,633
Amortization of product rights	—	4	10,960
Amortization of merger related inventory step-up	—	12,588	—
Amortization of merger related in-process research and development charge	—	252,000	—
Amortization of merger related intangibles	27,486	3,389	10,284
Unrealized gain (loss) in fair value of contingent value rights	37,548	(52,241)	—
Write-off of deferred financing fees	14,661	12,241	—
Gain on non-cash foreign currency transactions	(4,667)	—	—
Stock-based compensation	237	—	5,749
Impairment of fixed assets	5,372	—	—
Loss on disposal of property, plant and equipment	396	—	87
Excess tax benefit from stock-based compensation	—	—	(493)
Stock option grants/forfeitures	—	—	(328)
Deferred income taxes	(4,933)	19,492	(2,054)
Other non cash charges	773	—	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	26,053	(42)	5,816
Inventories	(40,736)	(1,109)	(32,344)
Income tax receivable	6,626	—	—
Prepaid expenses and other current assets	(7,094)	2,914	(1,460)
Current receivables from related parties	(2,227)	—	—
Non-current receivables from related parties	15,159	—	37,223
Other non-current liabilities	14,417	(1,518)	314
Accrued intercompany interest	(43)	—	—
Income taxes payable	—	—	6,696
Accounts payable and accrued liabilities	(2,353)	(96,606)	41,386
Non-current payables from related parties	2,927	—	—

Net cash provided by (used in) operating activities	55,849	(64,820)	105,515
Cash flows from investing activities:
Purchases of property, plant and equipment	(13,714)	(12,645)	(13,039)
Purchases of other non-current assets	(9,413)	(26,566)	(800)
Cash paid for acquisition of business	(2,000)	(3,626,203)	—

Net cash used in investing activities	(25,127)	(3,665,414)	(13,839)

See accompanying notes to condensed consolidated financial statements

	Successor	Successor	Predecessor
	Nine Months ended September 30, 2009	July 2 through September 30, 2008	January 1 through September 9, 2008
		(in thousands)
Cash flows from financing activities:
Cash overdraft	4,255	—	—
Proceeds from the exercise of stock options	—	—	7,815
Proceeds of borrowings under unsecured credit facility, net	4,111	—	—
Proceeds of borrowings under secured credit facility, net	(17,231)	—	—
Proceeds from issuance of debt	—	3,856,243	—
Proceeds from note receivable from Parent	33,800	—	—
Excess tax benefit from stock-based compensation	—	—	493
Repayment of borrowings	—	(997,500)	(2,500)
Payment of deferred financing costs, excluding amount paid by Fresenius	(62,679)	(25,523)	(792)
Equity contribution from Fresenius	—	900,000	—

Net cash (used in) provided by financing activities	(37,744)	3,733,220	5,016
Effect of exchange rates on cash	4,351	8	(2,283)

Net (decrease) increase in cash and cash equivalents	(2,671)	2,994	94,409
Cash and cash equivalents, beginning of period	8,441	—	31,788

Cash and cash equivalents, end of period	$5,770	$2,994	$126,197

Supplemental disclosure of cash flow information:
Cash received/ (paid) during the period for:
Interest	$(207,921)	$(6,524)	$(47,008)

Income taxes	$17,212	$(2,865)	$(45,270)

Supplemental schedule of noncash investing and financing activities:
Conversion of group and target revolver to intercompany debt	$225,000	$—	$—

See accompanying notes to condensed consolidated financial statements

FRESENIUS KABI PHARMACEUTICALS HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation

On September 10, 2008, APP Pharmaceuticals, Inc. (“APP” or “the Predecessor”) became a direct, wholly-owned operating subsidiary of Fresenius Kabi Pharmaceuticals Holding, Inc. (“FKP Holdings” or “the Company”) and an indirect wholly-owned subsidiary of Fresenius SE (“Fresenius” or “the Parent”) a societas europaea organized under the laws of the European Union and Germany, upon completion of the merger (the “Merger”) of a wholly-owned subsidiary of FKP Holdings (“Merger Sub”) with and into APP pursuant to the Agreement and Plan of Merger dated July 6, 2008 (the “Merger Agreement”) by and among Fresenius, FKP Holdings, Merger Sub and APP.

FKP Holdings is a Delaware corporation and an indirect wholly-owned subsidiary of Fresenius. FKP Holdings was formed on July 2, 2008, and prior to the Merger had not carried on any activities or operations except for those activities incidental to its formation and in connection with the transactions related to the Merger. Following the Merger, the assets and business of FKP Holdings consist exclusively of those of APP prior to the Merger. Accordingly, for accounting purposes FKP Holdings is considered the successor to APP and the accompanying condensed consolidated results of operations are presented for two distinct periods: the periods preceding the Merger, or “predecessor” periods (from July 1, 2009 through September 9, 2009 and January 1, 2008 through September 30, 2008), and the periods after the merger, or “successor” periods (from the inception of FKP Holdings on July 2, 2008), which include the results of APP from September 10, 2008, the date of acquisition. The Company applied purchase accounting to the opening balance sheet on September 10, 2008. The Merger resulted in a new basis of accounting for the assets acquired and liabilities assumed in connection with the acquisition of APP beginning on September 10, 2008.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the predecessor and successor periods described above are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any other future periods. In addition, the results of the successor period are not comparable to the results of the predecessor period due to the difference in the basis of presentation as a result of the application of purchase accounting as of the Merger date as well as the effect of the Transactions as described above.

Certain prior period balances have been reclassified to conform to the presentation adopted in the current period. These reclassifications were necessary to conform the Company’s financial statement presentation to those of its Parent.

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that eliminates the exceptions to the rules requiring consolidation of qualifying special-purpose entities (the “QSPE”) which means more entities will be subject to consolidation assessments and reassessments. The guidance also requires ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity (“VIE”) and clarifies characteristics that identify a VIE. In addition, additional disclosures about a company’s involvement with a VIE and any significant changes in risk exposure due to that involvement are required. This guidance is effective for the Company beginning in 2010. The Company is currently evaluating the impact of the adopting this guidance but does not anticipate it will have a material impact on our results of operations or financial condition.

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” (“the ASC” or “the Codification”). Effective for interim and annual periods ended after September 15, 2009, the Codification became the source of authoritative U.S. generally accepted accounting principles (GAAP) and reporting standards recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is not intended to change existing GAAP and as such did not have an impact on the consolidated financial statements of the Company. The Company has updated its references in these condensed consolidated financial statements to reflect the Codification.

In December 2007, the FASB issued new accounting guidance on business combinations and non-controlling interests in consolidated financial statements. The new guidance revises the method of accounting for a number of aspects of business combinations and non-controlling interest, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), the impacts of partial and step-acquisitions (including the valuation of net assets attributable to non-acquired minority interests) and post-acquisition exit activities of acquired businesses. The new guidance is effective for the Company for business combinations completed and non-controlling interests acquired or created after January 1, 2009. The adoption of this guidance on January 1, 2009 did not impact the accompanying condensed consolidated financial statements.

In April 2008, the FASB issued guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class; and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. The adoption of this new guidance on January 1, 2009 did not impact the accompanying condensed consolidated financial statements.

In March 2008, the FASB issued updated guidance that requires qualitative disclosures about the objectives and strategies for using derivatives, quantitative disclosures about the fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The effective date for adoption of this guidance by the Company was the first quarter of 2009. We have incorporated the required disclosures into these condensed consolidated financial statements. In September 2006, the FASB issued guidance that essentially redefined fair value, established a framework for measuring fair value in accordance with GAAP, and expanded disclosures about fair value measurements. This guidance applies where other accounting pronouncements require or permit fair value measurements and was effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. In November 2007, the FASB provided a one year deferral for the implementation of this guidance for other non-financial assets and liabilities. Our Predecessor adopted this guidance for financial assets and liabilities measured at fair value on a recurring basis on January 1, 2008, and the Company adopted it for non-financial assets and liabilities effective at the beginning of fiscal year 2009. The effects of its adoption were determined by the types of instruments carried at fair value in our financial statements at the time of adoption as well as the methods utilized to determine their fair values prior to adoption. The adoption of this guidance on January 1, 2008 did not have a significant impact on the consolidated financial statements of our Predecessor. The adoption of the guidance for non-financial assets and liabilities had no impact on our condensed consolidated financial statements for fiscal 2009.

In April 2009, the FASB issued updated guidance under related to fair-value measurements to clarify the guidance related to measuring fair-value in inactive markets, modify the recognition and measurement of other- than-temporary impairments of debt securities, and require public companies to disclose the fair values of financial instruments in interim periods. The updated guidance is effective for interim and annual periods ended after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. The Company adopted the updated guidance in the first quarter of fiscal year 2009, which required certain additional disclosures regarding the fair value of financial instruments in the financial statements.

In May 2009, the FASB issued guidance which establishes accounting and disclosure requirements for subsequent events. This guidance details the period after the balance sheet date during which the Company should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. The Company adopted this guidance in the second quarter of 2009, and has evaluated subsequent events through the filing date of this report. See Note 15—Subsequent Events.

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

The CVRs were issued on the acquisition date and are traded on the NASDAQ Capital Market (“NASDAQ”) under the symbol “APCVZ.” The fair value of the CVRs at the date of the acquisition was estimated based on the average of their closing prices for the five trading days following the acquisition. Direct costs of the acquisition include investment banking fees, legal and accounting fees and other external costs directly related to the acquisition.

As the APP acquisition occurred prior to December 15, 2008, the acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity in accordance with the transition guidance in ASC 805-10-65. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. Goodwill is non-amortizing for financial statement purposes and is not tax deductible.

During the period ended September 30, 2009, the Company finalized its estimates of the fair values of the assets acquired and liabilities assumed at the acquisition date. The following summarizes the final fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Net working capital and other assets	$322.4
Property, plant and equipment	112.4
In-process research and development	365.7
Identifiable intangible assets	542.0
Deferred tax liability, net	(95.9)
Long-term debt	(997.5)
Goodwill	3,661.5

Total	$3,910.6

The changes in goodwill from December 31, 2008 to September 30, 2009 are primarily due to (i) finalization of a plan to close the acquired Barceloneta, Puerto Rico manufacturing facility and to transfer its production operations to existing Company plants in the United States; (ii) tax adjustments resulting from the decision to close the Puerto Rico manufacturing facility, filing of tax returns covering the pre-acquisition period and other acquisition-related matters; (iii) changes in the estimated fair value of acquired fixed assets, in part due to the finalization of the decision to close the Puerto Rico facility; (iv) revisions to the estimated fair values of certain acquired assets and assumed liabilities related to the APP acquisition. The purchase price allocation is considered final as of September 30, 2009 in accordance with SFAS 141.

On September 8, 2009, the Board of Directors of FKP Holdings formally approved management’s plan to close the Barceloneta, Puerto Rico manufacturing facility and the transfer production operations to existing Company plants in the United States. This action is consistent with the Company’s objective to lower overall manufacturing costs and to strengthen the Company’s long-term competitive position. The closure is expected to be substantially completed by April 30, 2010. The Company acquired the Barceloneta, Puerto Rico manufacturing facility in connection with the September 2008 acquisition of APP. Various plans to lower the Company’s overall manufacturing costs, including the closure of the Puerto Rico manufacturing facility along with the transfer of its production operations to existing Company plants in the United States, have been under consideration since the date of the acquisition and, accordingly, the decision to close this facility resulted in various adjustments to the estimated amounts assigned to certain assets acquired, liabilities assumed and residual goodwill in connection with the APP acquisition. These adjustments included a reduction in the estimated fair value of the acquired plant and equipment at the Puerto Rico facility, the recognition of estimated liabilities for employee severance and contract termination costs related to the Puerto Rico facility, and the recording of associated tax effects.

Due to the decision to close the Puerto Rico facility and the recognition of the related impairments for tax purposes, the Company expects to be able to file a carryback claim and recover approximately $39.2 million of taxes paid by APP in prior years. The portion of this benefit attributable to the assets acquired and liabilities assumed in connection with the purchase of APP has been reflected as an adjustment to goodwill in the condensed consolidated balance sheet.

Because the Company continued to operate the Puerto Rico facility subsequent to the acquisition date, a portion of the adjustment to the carrying value of property and equipment (approximately $5.4 million) and the anticipated tax benefit (approximately $7.9 million) resulting from the decision to close the facility have been reflected in the condensed consolidated statement of operations for the quarter ended September 30, 2009.

Approximately $365.7 million of the purchase price represents the estimated fair value of acquired in-process research and development (R&D) projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the successor period, $252.0 million as of the acquisition date and $113.7 million upon finalization of the fair value of the R&D projects during the fourth quarter 2008. The value assigned to the acquired in-process R&D was determined by project using a discounted cash flow model. The discount rates used take into consideration the stage of completion and the risks surrounding the successful development and commercialization of each of the acquired in-process R&D projects that were valued.

Identifiable intangible assets consist of developed product technology and are amortized using the straight-line method over the estimated useful life of the assets of 20 years. Refer to Note 9—Goodwill and Other Intangibles.

(3) Adjusted EBITDA Calculation for Contingent Value Rights

In connection with the Merger, each APP shareholder was issued one CVR of FKP Holdings for each share held. The CVRs are intended to give holders an opportunity to participate in any excess Adjusted EBITDA, as defined in the CVR Indenture, generated by FKP Holdings during the three years ending December 31, 2010, referred to as the “CVR measuring period,” in excess of a threshold amount. Each CVR represents the right to receive a pro rata portion of an amount equal to 2.5 times the amount by which cumulative Adjusted EBITDA of FKP Holdings and its subsidiaries on a consolidated basis, exceeds $1.267 billion for the three years ending December 31, 2010. If Adjusted EBITDA for the CVR measuring period does not exceed this threshold amount, no amounts will be payable on the CVRs and the CVRs will expire valueless. The maximum amount payable under the CVR Indenture is $6.00 per CVR. The cash payment on the CVRs, if any, will be determined after December 31, 2010, and will be payable June 30, 2011, except in the case of a change of control of FKP Holdings, which may result in an acceleration of any payment. The acceleration payment, if any, is payable within six months after the change of control giving rise to the acceleration payment.

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

Because any amount payable to the holders of CVRs must be settled in cash, the CVRs are classified as liabilities in the accompanying unaudited condensed consolidated financial statements. The estimated fair value of the CVRs at the date of acquisition was included in the cost of the acquisition. At each reporting date, the CVRs are marked-to-market based on the closing price of a CVR as reported by NASDAQ, and the change in the fair value of the CVR for the reporting period is included in non-operating income. At September 30, 2009 and December 31, 2008, the carrying value of the CVR liability was approximately $94.7 million and $57.1 million, respectively.

(4) Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out, or FIFO method, as follows:

	For the Period Ended
	September 30, 2009			December 31, 2008
	Approved	Pending Regulatory Approval	Total Inventory	Approved	Pending Regulatory Approval	Total Inventory
	(in thousands)
Finished goods	$88,752	—	$88,752	$72,677	—	$72,677
Work in process	28,485	1,500	29,985	16,574	1,512	18,086
Raw materials	87,413	3,399	90,812	75,482	4,109	79,591

	$204,650	$4,899	$209,549	$164,733	$5,621	$170,354

Inventories consist of products currently approved for marketing and costs related to certain products that are pending regulatory approval. From time to time, we capitalize inventory costs associated with products prior to regulatory approval based on our judgment of probable future regulatory approval, commercial success and realizable value. Such judgment incorporates our knowledge and best judgment of where the product is in the regulatory review process, our required investment in the product, market conditions, competing products and our economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. In evaluating the market value of inventory pending regulatory approval as compared to the capitalized cost, we consider the market, pricing and demand for competing products, our anticipated selling price for the product and the position of the product in the regulatory review process. If final regulatory approval for such products is denied or delayed, we revise our estimates and judgments about the recoverability of the capitalized costs and, where required, provide reserves for or write-off such inventory in the period those estimates and judgments change. At September 30, 2009 and December 31, 2008, inventory included $4.9 million and $5.6 million, respectively, in costs related to products pending approval from the United States Food and Drug Administration (FDA).

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

(5) Long-Term Debt and Credit Facilities

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

The Senior Credit Facilities Agreement provides APP Pharmaceuticals, LLC, a wholly owned subsidiary of APP, with two term loan facilities: a Tranche A2 Term Loan (“Term Loan A2”) for $500 million and Tranche B2 Term Loan (“Term Loan B2”) for $497.5 million. The Senior Credit Facilities Agreement also provides APP Pharmaceuticals, LLC with a $150 million revolving credit facility. The revolving credit facility includes a $50 million sub-limit for swingline loans and a $20 million sub-limit for letters of credit. The Term Loan A2 and B2 loan facilities mature on September 10, 2013 and September 10, 2014, respectively, and the revolving credit facility expires on September 10, 2013. We incurred and capitalized approximately $25 million in debt issue costs in connection with the Senior Credit Facilities Agreement. As of September 30, 2009, the balance outstanding on APP Pharmaceuticals, LLC senior credit facilities was $980.3 million and the revolving credit facility had no outstanding balance.

Pursuant to the Senior Credit Facilities Agreement, Fresenius Kabi Pharmaceuticals, LLC (which was merged with and into APP Pharmaceuticals, Inc. upon consummation of the Merger) entered into an intercompany loan with the borrower of the $500 million Tranche A1 Term Loan and the $502.5 million Tranche B1 Term Loan, and an affiliate of FKP Holdings entered into an intercompany loan with the borrower under the $300 million revolving facility under the Senior Credit Facilities Agreement (collectively, the “Senior Intercompany Loans”), the amount, maturity and other financial terms of which correspond to those applicable to the loans provided to such borrowers under the Senior Credit Facilities Agreement described above. The Senior Intercompany Loans are guaranteed by FKP Holdings and certain of its affiliates and subsidiaries and secured by the assets of FKP Holdings and certain of its affiliates and subsidiaries. The Senior Intercompany Loans provide for an event of default and acceleration if there is an event of default and acceleration under the Senior Credit Facilities Agreement, but acceleration of the Senior Intercompany Loans may not occur prior to acceleration of the loans under the Senior Credit Facilities Agreement. By entering into certain of the Senior Intercompany Loans with Fresenius Kabi Pharmaceuticals, LLC, Fresenius effectively pushed-down its Merger-related term loan borrowings under the Senior Credit Facilities Agreement to the FKP Holdings group. The Senior Intercompany Loans bear interest at a variable rate based on the rates applicable to the corresponding loans under the Senior Credit Facilities Agreement, plus a margin, as discussed below, and are due in 2013 and 2014, as applicable. The balance of the Senior Intercompany Loans outstanding at September 30, 2009 was $1,484.8 million.

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

Pursuant to the Bridge Facility Agreement, FKP Holdings entered into an intercompany loan (the “Bridge Intercompany Loan”) with an affiliate of FKP Holdings who was the borrower under the Bridge Facility Agreement, the amount, maturity, and other financial terms of which correspond to those applicable to the loans provided to such borrower under the Bridge Facility Agreement. The Bridge Intercompany Loan is guaranteed by certain of its affiliates and subsidiaries and secured by the assets of FKP Holdings and certain of its affiliates and subsidiaries. The Bridge Intercompany Loan provides for an event of default and acceleration if there is an event of default and acceleration under the Bridge Facility Agreement, but acceleration of the Bridge Intercompany Loan may not occur prior to acceleration of the loans under the Bridge Facility Agreement. By entering into the Bridge Intercompany Loan with FKP Holdings, Fresenius effectively pushed-down its Merger-related borrowings under the Bridge Credit Facility Agreement to FKP Holdings. The Bridge Intercompany Loan bears interest at the rate applicable to the corresponding loan under the Bridge Facility Agreement, plus a margin, if extended. In addition, Fresenius SE made two other intercompany loans totaling $456.2 million to FKP Holdings as part of the acquisition. These intercompany loans include fixed interest rates and mature on September 10, 2014. As described below, the original borrowing under the Bridge Facility Agreement was $1.3 billion, $650 million of which was repaid in October 2008 and the remainder of which was repaid in January 2009. Also as described below, the related intercompany loans were refinanced in connection with the repayments made on the Bridge Facility Agreement.

In connection with the intercompany loans described above, Fresenius also pushed-down to the Company approximately $101.1 million in fees and costs incurred in connection with establishing the Senior Credit Facilities Agreement and Bridge Facilities Agreement, the proceeds of which were used to finance the Merger.

Post-Merger Activity

On October 6, 2008, the amount available under the Senior Credit Facilities Agreement was increased to approximately $2.95 billion by increasing the amount of the Tranche B1 Term Loan facility by $483.1 million. On October 10, 2008, the full amount of the increase to the Tranche B1 Term Loan facility under the Senior Credit Facilities Agreement was drawn down. These funds, along with an additional $166.9 million (comprised of an additional $50 million drawn on the $300 million revolving credit facility under the Senior Credit Facilities Agreement and $116.9 million advanced by Fresenius under the terms of two Fresenius intercompany loans) were used to repay a portion of the $1.3 billion outstanding under the Bridge Facility Agreement, so that the aggregate amount outstanding under Bridge Facility Agreement, after these repayments, was $650 million. The $650 million repayment of the Bridge Intercompany Loan resulted in the write-off of $13.4 million in related debt issuance costs in the fourth quarter of 2008. These changes to the Senior Credit Facilities Agreement and Bridge Credit Facility Agreement were also reflected in the Senior Intercompany Loans and Bridge Intercompany Loan.

On January 21, 2009, the borrower under the Bridge Facility Agreement, which is an affiliate of Fresenius, issued two tranches of notes in a private placement. The issuer sold $500 million aggregate principal amount of fixed interest rate senior notes and €275 million aggregate principal amount of fixed interest rate senior notes. The notes are senior unsecured obligations of the issuer and mature on July 15, 2015. Proceeds of the notes issuance were used among other things, to repay in full the $650 million outstanding under the Bridge Facility Agreement. Upon the repayment of the bridge loan, the Bridge Intercompany Loan was refinanced and replaced with an Intercompany Dollar Loan of $500 million and an Intercompany Euro Loan of €115.7 million. The interest payments for these notes are at fixed interest rates and are due semi-annually on January 15 and July 15. These new intercompany loans are not guaranteed or secured and the principal for both of these loans is due July 15, 2015. As a result of the refinancing, in the first quarter of 2009, the Company wrote-off $14.6 million of Bridge Intercompany Loan unamortized debt issuance costs and incurred debt issuance costs of $64.3 million for the new Intercompany Dollar and Euro loans.

During the third quarter of 2009, the Company restructured certain of its unsecured intercompany loans. The Company did not receive or pay any cash as a result of the transactions described below. In connection with the restructuring, obligations related to $523.1 million of these unsecured intercompany loans were transferred from Fresenius SE to Fresenius Kabi AG along with the related outstanding accrued interest. The terms of these loans were unchanged in the transfer. Also, during the third quarter of 2009, the Company entered into $150 million in unsecured intercompany loans with Fresenius Kabi AG, and used the proceeds from the loans to pay down the entire $150 million balance outstanding under the $300 million revolving facility under the Senior Intercompany Loans. The Company also entered into $75 million in unsecured intercompany loans with Fresenius Kabi AG the proceeds of which were used to pay down the full amount outstanding under the APP Pharmaceuticals, LLC revolving credit facility under the Senior Credit Facilities Agreement. The $225 million of unsecured intercompany loans due to Fresenius Kabi AG are at fixed interest rates and mature monthly. These loans are intended to be extended monthly for the near term and are included in the current portion of intercompany debt in the condensed consolidated balance sheet. The balance of the unsecured intercompany loans at September 30, 2009 was $1,417.5 million.

The following is the repayment schedule for Term Loans A2 and B2 and the intercompany loans outstanding as of September 30, 2009 (in thousands):

	Term Loan A2	Term Loan B2	Intercompany Fresenius	Total
2009	$24,000	$2,488	$254,029	$280,517
2010	71,500	4,975	81,559	158,034
2011	122,500	4,975	132,559	260,034
2012	150,000	4,975	160,059	315,034
2013	118,500	4,975	128,558	252,033
2014 and thereafter	—	471,381	2,145,555	2,616,936

	$486,500	$493,769	$2,902,319	$3,882,588

Principal payments due on Term Loans A2 and B2 during the year ending September 30, 2010 are $52.9 million. Intercompany loan payments due over the next twelve months are $283.1 million.

(6) Derivatives

The Company does not engage in the trading of derivative financial instruments except where the Company’s objective is to manage the variability of forecasted principal and interest payments attributable to changes in interest rates or foreign currency exchange rate fluctuations. In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks.

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

As the Euro-denominated intercompany notes payable represent a foreign currency transaction to us, during the three and nine month periods ended September 30, 2009, we recognized a $15.9 million and $33.8 million foreign currency transaction loss in order to adjust the carrying value of the Euro-denominated notes to reflect the September 30, 2009 exchange rate, and an offsetting foreign currency transaction gain of $15.3 million and $37.8 million related to the change in fair value of these swap agreements from a $4.1 million asset as of December 31, 2008 to a $41.9 million asset as of September 30, 2009.

We have also entered into foreign currency hedges for the €10.5 million of future cash flows related to the interest payments due on the €200 million note through December 10, 2010, and for the €25.4 million of future cash flows related to the interest payments on the €115.7 million note through January 17, 2012. These foreign currency agreements have been designated as hedges of our exposure to fluctuations in interest payments on outstanding Euro-denominated borrowings due to changes in Euro/U.S. dollar exchange rates (a cash flow hedge).

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

The fair value amounts in our consolidated balance sheet at September 30, 2009, related to foreign currency forward and interest rate swap contracts were as follows:

	Asset Derivatives		Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivates designated as hedging instruments
Foreign currency forward contracts-Interest (current)	Prepaid expense and other current assets	$3.1	Other accrued expenses	$—
Foreign currency forward contracts-Interest (non-current)	Other non-current assets, net	3.2	Other non-current liabilities	—
Interest rate swap contracts(non-current)	Other non-current assets, net	—	Fair value of interest rate swaps with Parent and affiliates	60.9

Total		$6.3		$60.9

	Asset Derivatives		Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivates not designated as hedging instruments
Foreign currency forward contracts (current)	Prepaid expense and other current assets	$5.1	Other accrued expenses	$—
Foreign currency forward contracts (non-current)	Other non-current assets, net	36.8	Other non-current liabilities	—

Total		$41.9		$—

The pretax derivative gains and losses in our condensed consolidated statement of operations for the three months ended September 30, 2009, related to our foreign currency forward and interest rate swap contracts were as follows:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Gain (Loss) on Effective Portion of Derivative Reclassified from Accumulated Other Comprehensive Loss		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
(In millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward contracts-Interest	$1.1	Interest income and other, net	$—	Interest income and other, net	$—
Interest rate swap contracts	(8.2)	Interest income and other, net	—	Interest income and other, net	(0.7)

Total	$(7.1)		$—		$(0.7)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Foreign currency forward contracts	Interest income and other, net	$15.3

The pretax derivative gains and losses in our consolidated statement of operations for the nine months ended September 30, 2009, related to our foreign currency forward contracts were as follows:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Gain (Loss) on Effective Portion of Derivative Reclassified from Accumulated Other Comprehensive Loss		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
(In millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward contracts-Interest	$6.3	Interest income and other, net	$—	Interest income and other, net	$—
Interest rate swap contracts	9.2	Interest income and other, net	—	Interest income and other, net	(0.8)

Total	$15.5		$—		$(0.8)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Foreign currency forward contracts	Interest income and other, net	$37.8

(7) Fair Value Measurements

Accounting guidance on fair value measurements sets a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value for certain financial assets and liabilities. The basis of the fair value measurement is categorized in three levels, in order of priority, as described below:

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

In valuing assets and liabilities, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. We calculated the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments where available or based on other observable instruments. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period.

The following table sets forth the Company’s financial assets and liabilities as of September 30, 2009 that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

		Basis of Fair Value Measurement (in thousands)
	Balance at September 30, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets – fair value of foreign currency swaps	$48,237	$—	$48,237	$—
Liabilities:
Contingent value rights	$94,686	$94,686	—	—
Fair value of interest rate swaps	60,905	—	$60,905	—

Total liabilities	$155,591	$94,686	$60,905	$—

(8) Related Party Transactions

Net receivables and payables due from (to) related parties for the successor period ended September 30, 2009 pertain to amounts due from (to) Fresenius and its direct and indirectly owned subsidiaries. See below for a detailed discussion of these transactions.

Transactions with Fresenius

In connection with the Merger and associated financing transactions, FKP Holdings and its subsidiaries entered into a number of intercompany loan agreements with financing subsidiaries of Fresenius, the Company’s parent, as described in Note 5—Long-Term Debt and Credit Facility. At September 30, 2009, the principal amount outstanding under these loans was $2,902.3 million. Interest expense recognized on these intercompany loans for the three and nine months ended September 30, 2009 was $71.6 million and $191.0 million, respectively. Accrued interest of $26.6 million was due on these intercompany loans at September 30, 2009. As described in Note 5—Long-Term Debt and Credit Facility, in the nine months ended September 30, 2009, the Company paid $64.3 million in issuance costs related to the refinancing of the Bridge Intercompany Loan. In addition, during the successor period ended December 31, 2008, Fresenius pushed-down approximately $101.1 million in issuance costs associated with these intercompany loans. These costs are expected to be repaid and are therefore included in the intercompany payable to Parent and affiliates balance reflected in the accompanying condensed consolidated balance sheets.

(9) Goodwill and Other Intangibles

As of September 30, 2009 and December 31, 2008, goodwill had a carrying value of $3,661.5 million and $3,669.7 million, respectively, with the decrease in carrying value resulting from the finalization of fair value estimates offset by the recognition of additional direct costs associated with the Merger between APP and FKP Holdings on September 10, 2008 as described in Note 2—Merger with APP.

All of our intangible assets, other than goodwill, are subject to amortization. Amortization expense on intangible assets attributable to operations for the three months and nine months ended September 30, 2009 (successor period) was $9.4 million and $27.7 million, respectively. Amortization expense for the period from July 2, 2008 through September 30, 2008 (successor period)

was $3.4 million and for the period from July 1 through September 9, 2008 and January 1 through September 9, 2008 (predecessor period) was $2.6 million and $10.3 million, respectively. At September 30, 2009, the weighted average expected lives of intangibles was approximately 18.5 years.

The following table reflects the components of identifiable intangible assets, all of which have finite lives, as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008		Category Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)		(in thousands)
Product rights	$489,000	$25,815	$489,000	$7,478	20 years
Customer relationships	12,000	4,223	12,000	1,223	3 years
Developed product technology	2,300	75	1,550	35	10 years
Patent defense costs	6,163	199	—	—	5 years
Contracts and other	43,500	9,067	41,000	2,508	5 years

Total	$552,963	$39,379	$543,550	$11,244

Estimated annual amortization expense for identifiable intangible assets with finite lives in each of the five succeeding years is approximately $33.7 million.

We amortize all of our identifiable intangible assets with finite lives over their expected period of benefit using the straight-line method. In determining the appropriate amortization period and method for developed product technology, we considered, among other things, the nature of the products, the anticipated timing of cash flows and the relatively high barriers to entry for competition due to the complex development and manufacturing processes. In addition, the products all share similar attributes in that they have a favorable risk profile (e.g., minimal side effects, adverse experiences, etc.) and are easy to administer to patients. Based on the risk profile and ease of use of the related products, we do not expect that new competing products will enter the market in the foreseeable future, and that the barriers to entry will help to protect the market positions of the products and preserve their useful lives. We have manufactured and sold many of our products for more than 20 years. Accordingly, as future cash flows with respect to these and our other products are expected to exceed 20 years, we have utilized the straight-line amortization method and a 20-year expected period of benefit. However, we cannot predict with certainty whether new competing products will enter the market, the timing of such competition or the Company’s ability to protect the market positions of its products and preserve their useful lives. In the event that we experience stronger or more rapid competition or other conditions that change the market positions of our products, we may need to accelerate the amortization of our developed product technology intangibles or recognize an impairment charge.

The Company follows the policy of capitalizing patent defense costs when it determines that such costs are recoverable from future product sales and a successful defense is probable. These costs are amortized over the remaining useful life of the patent. Patent defense costs are expensed as incurred until the criteria for capitalization are met, previously capitalized costs are written-off when it is determined that the likelihood of success is no longer considered probable.

During the period ended September 30, 2009 the Company capitalized $6.2 million of patent defense costs related to the successful defense of its patents. In March 2007 we filed a complaint for patent infringement against Navinta LLC in the U.S District Court for the District of New Jersey. Navinta filed an abbreviated new drug application, or ANDA, seeking approval from the FDA, to market ropivacaine hydrochloride injection, in the 2 mg/ml, 5 mg/ml and 10 mg/ml dosage forms. The Reference Listed Drug for Navinta’s ANDA is APP’s proprietary product Naropin. This matter proceeded to trial on July 20, 2009. The U.S. District Court, District of New Jersey reached a judgment in favor of the Company on August 3, 2009, determining that Navinta’s ANDA product infringed on the Company’s proprietary product Naropin. The judgment is subject to appeal by Navinta. The Company expensed $4.5 million of legal costs related to the defense of the Naropin patent that were incurred prior to January 1, 2009, as a reasonable determination concerning the outcome of the suit could not be determined.

(10) Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(in thousands)
Sales and marketing	$21,366	$22,808
Payroll and employee benefits	15,780	14,077
Legal and insurance	5,312	5,068
Accrued interest	7,730	5,903
Accrued separation costs	—	429
Other	921	4,781

	$51,109	$53,066

(11) Income Taxes

As of September 30, 2009, the total amount of gross unrecognized tax benefits, which are reported in other liabilities in our unaudited condensed consolidated balance sheet, was $16.9 million. This entire amount would impact net income if recognized. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes. For the nine month period ended September 30, 2009, $0.4 million of such interest was accrued.

A reconciliation of the beginning and ending gross unrecognized tax benefits is as follows:

Amount
(thousands)
Balance at December 31, 2008	$2,714
Increase related to prior year tax positions	3,000
Decrease related to prior year tax positions	(1,572)
Increase related to current year tax positions	12,934
Settlements	(175)

Balance at September 26, 2009	$16,901

Deferred tax assets are recognized if, in management’s judgment, it is more likely than not such assets will be realized. The Company had determined that it cannot conclude that it is more likely than not that deferred tax assets related to carryovers of net operating losses in Puerto Rico will be realized. Accordingly, the Company recorded a valuation allowance of $1.0 million related to these future deductible amounts as of December 31, 2008. This total represented the entire deferred tax asset resulting from the Puerto Rican loss carryovers. Because of the decision to shut down the Puerto Rican plant, the deferred tax asset relating to the net operating losses in Puerto Rico was written off in September 2009, as was the related valuation allowance. There was no net effect to income tax expense. Management believes that all other deferred tax assets will be fully realized.

Through the date of the Merger, APP and its subsidiaries filed income tax returns in the U.S. Federal jurisdiction, Canada, Puerto Rico, and various state jurisdictions. APP is currently undergoing a federal income tax examination for tax years 2006 and 2007. APP is also currently under state income tax examinations in California, Illinois and North Carolina for various tax years. Although not currently under examination or audit, APP’s Canadian income tax returns for the 2005 through 2008 tax years, its Puerto Rico income tax returns for the 2006 through 2008 tax years, and its state income tax returns for the 2004 through 2008 tax years remain open for possible examination by the appropriate governmental agencies. There are no other open federal, state, or foreign government income tax audits at this time.

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

(12) Other Comprehensive Income

Elements of other comprehensive income, net of income taxes, were as follows:

	Successor	Successor	Predecessor	Successor	Successor	Predecessor
	Three months Ended September 30 2009	July 2 through September 30 2008	July 1 through September 9, 2008	Nine months Ended September 30 2009	July 2 through September 30 2008	January 1 through September 9 2008
	(in thousands)			(in thousands)
Foreign currency translation adjustments	$2,496	$8	$(1,389)	$4,378	$8	$(2,302)
Change in fair value of interest rate swaps	(5,048)	—	1,280	5,653	—	—
Change in the fair value of foreign currency hedges	699	—	—	3,847	—	—

Other comprehensive gain (loss), net of tax	(1,853)	8	(109)	13,878	8	(2,302)
Net (loss) income	(61,226)	(218,355)	(23,506)	(76,023)	(218,355)	9,543

Comprehensive (loss) income	$(63,079)	$(218,347)	$(23,615)	$(62,145)	$(218,347)	$7,241

At September 30, 2009 and 2008, FKP Holdings had a cumulative loss from the change in the fair value of interest rate swaps, net of tax of $26.7 million and $0 million, respectively. During the predecessor periods ended September 30, 2008, APP reclassified the cumulative unrecognized loss on its interest rate swaps of $1.3 million to operations in connection with the settlement of the swaps on September 5, 2008. The cumulative change in foreign currency swaps was a gain of $3.8 million as of September 30, 2009. There were no foreign currency swaps during the nine months ended September 30, 2008. The cumulative foreign currency translation adjustment was a loss of $0.1 million as of September 30, 2009 and a gain of $0 million as of September 30, 2008.

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

Naropin®

In March 2007 we filed a complaint for patent infringement against Navinta LLC in the U.S District Court for the District of New Jersey. Navinta filed an ANDA seeking approval from the FDA to market ropivacaine hydrochloride injection, in the 2 mg/ml, 5 mg/ml and 10 mg/ml dosage forms. The Reference Listed Drug for Navinta’s ANDA is APP’s proprietary product Naropin®. This matter proceeded to trial on July 20, 2009. The U.S. District Court, District of New Jersey reached a judgment in favor of the Company on August 3, 2009, determining that Navinta’s ANDA product infringed on the Company’s proprietary product Naropin. The judgment is subject to appeal by Navinta.

Oxaliplatin

We have filed ANDAs seeking approval from the FDA to market oxaliplatin for injection, 10 mg and 50mg vials, and oxaliplatin injection, in 5mg/ml, 10ml, 20ml and 40 ml dosage forms. The Reference Listed Drug is the chemotherapeutic agent Eloxatin® marketed by Sanofi-Aventis that is approved for the treatment of colorectal cancer. Sanofi-Aventis is believed to be the exclusive licensee of certain patent rights from Debiopharm. We notified Sanofi-Aventis and Debiopharm of the ANDA filings pursuant to the provisions of the Hatch-Waxman Act, and Sanofi-Aventis and Debiopharm filed a patent infringement action in the U.S. District Court for the District of New Jersey seeking to prevent us from marketing these products until after the expiration of various U.S. patents. Multiple cases proceeding against other generic drug manufacturers were consolidated pursuant to a pre-trial scheduling order in April 2008. The defendants motion for summary judgment on one of the patent’s at issue was granted and an order entered by the U.S. District Court. The order was successfully challenged by Sanofi-Aventis and the matter has been set for hearing on November 17, 2009 on Sanofi-Aventis’s motion seeking a preliminary injunction to prevent sales of oxaliplatin by generic drug manufacturers.

Product Liability Matters

Sensorcaine

We have been named as a defendant in approximately one hundred and thirteen personal injury/product liability actions brought against us and other pharmaceutical companies and medical device manufacturers by plaintiffs claiming that they suffered injuries resulting from the post-surgical release of certain local anesthetics via a pain pump into the shoulder joint. We acquired several generic anesthetic products from AstraZeneca in June 2006. Pursuant to the Asset Purchase Agreement with AstraZeneca we are responsible for indemnifying Astra Zeneca for defense of suits alleging injuries occurring after the acquisition date (unless the drugs are determined to be defective in manufacturing, in which case AstraZeneca will indemnify us pursuant to that certain Manufacturing and Supply Agreement entered into by us and AstraZeneca). Likewise Astra Zeneca agreed to indemnify us for suits alleging injuries occurring prior to the acquisition date. Forty of the actions involve an alleged event after the acquisition date. All of our local anesthetic products are approved by the FDA and continue to be marketed and sold to customers.

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

Breach of Contract Matters

On February 9, 2005, Pharmacy, Inc. filed suit against us in the U.S. District Court for the Eastern District of New York alleging our predecessor breached an Asset Purchase Agreement entered into September 30, 2002 by the parties. In its complaint Pharmacy seeks to recover monetary damages and other relief for the alleged breach of the contract. Discovery and dispositive motions have been substantially completed and the parties submitted an amended pre-trial order on December 10, 2008. The parties participated in a court ordered mediation which resulted in the Company agreeing to pay Pharmacy $3 million in consideration for a settlement and release of all claims with respect to this matter. The funds were paid in October 2009 and the case has been dismissed by the court.

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

(14) Revenue by Product Line

Total revenues by product line were as follows (in thousands):

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended September 30 2009	July 2 through September 30 2008	July 1 through September 9 2008	Nine Months Ended September 30 2009	July 2 through September 30 2008	January 1 through September 9 2008
Critical care	$142,227	$29,755	$100,834	$416,967	$29,755	$306,977
Anti-infective	63,182	13,792	40,064	155,038	13,792	142,384
Oncology	16,390	4,310	7,176	52,270	4,310	40,262
Contract manufacturing and other	2,855	223	1,726	7,911	233	6,174

Total revenue	$224,654	$48,080	$149,800	$632,186	$48,080	$495,797

(15) Subsequent Events

The Company has evaluated events and transactions subsequent to September 30, 2009 through November 2, 2009, the date these condensed consolidated financial statements were included in Form 10-Q and filed with the SEC. We have not identified any events that occurred subsequent to September 30, 2009 and through November 2, 2009, that require recognition or disclosure in the condensed consolidated financial statements.

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

Background

Fresenius Kabi Pharmaceuticals Holding, Inc. (“FKP Holdings” or “the Company”), including its operating subsidiary APP Pharmaceuticals, Inc. (“APP”) is an integrated pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products. We believe that we are the only company with a primary focus on the injectable oncology, anti-infective and critical care markets, and we further believe that we offer one of the most comprehensive injectable product portfolios in the pharmaceutical industry. We manufacture products in each of the three basic forms in which injectable products are sold: liquid, powder and lyophilized, and freeze-dried.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 and September 30, 2008

The following table sets forth the results of our operations for each of the three months ended September 30, 2009 and 2008, and forms the basis for the following discussion of our operating activities. For accounting purposes the Company has separated its historical financial results for the Predecessor Company (APP) for all periods prior to September 10, 2008, the effective date of the Merger, and the Successor Company (FKP Holdings) for all periods after July 2, 2008 (the date of inception). The presentation of the results of our operations for the three months ended September 30, 2008 reflects the historical financial results of the Predecessor Company and the Successor Company on a combined basis. The separate presentation is required as there was a change in accounting basis, which occurred when purchase accounting was applied in connection with the acquisition of the Predecessor. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price.

Note: For purposes of discussing our historical results of operations, the following table compares the results of the Successor Company for the three months ended September 30, 2009 to the combined results of the Successor Company and our Predecessor for the three months ended September 30, 2008. This comparative presentation is intended to facilitate the discussion of relevant trends and changes affecting our operating results. Where significant, the effect of merger related transactions and the application of purchase accounting are highlighted.

FRESENIUS KABI PHARMACEUTICALS HOLDING, INC.

CONSOLIDATED RESULTS OF OPERATIONS

(Unaudited, in thousands)

	July 2 through September 30, 2008	July 1 through September 9, 2008	Three months Ended September 30, 2009	Three months Ended September 30, 2008	Increase/ (Decrease)
					$	%
	(Successor)	(Predecessor)	(Successor)	Combined
Net revenues
Critical care	$29,755	$100,834	$142,227	$130,589	$11,638	9%
Anti-infective	13,792	40,064	63,182	53,856	9,326	17%
Oncology	4,310	7,176	16,390	11,486	4,904	43%
Contract manufacturing and other	223	1,726	2,855	1,949	906	46%

Total net revenue	48,080	149,800	224,654	197,880	26,774	14%
Cost of sales	34,778	68,452	116,770	103,230	13,540	13%

Gross profit	13,302	81,348	107,884	94,650	13,234	14%

Percent to total revenue	27.7%	54.3%	48.0%	47.8%
Research and development	2,066	8,970	6,444	11,036	(4,592)	-42%
Selling, general and administrative	5,508	18,305	17,454	23,813	(6,359)	-27%
Write-off of in-process R&D	252,000	—	—	252,000	(252,000)	-100%
Amortization of merger-related intangibles	3,389	2,571	9,163	5,960	3,203	54%
Impairment of fixed assets	—	—	5,372	—	5,372	NA
Separation costs	—	235	345	235	110	47%
Merger-related costs	1,188	43,611	715	44,799	(44,084)	-98%

Total operating expenses	264,151	73,692	39,493	337,843	(298,152)	-88%

Percent to total revenue	549.4%	49.2%	17.6%	170.7%
(Loss) income from operations	(250,849)	7,656	68,391	(243,193)	311,584	128%

Percent to total revenue	-521.7%	5.1%	30.4%	-122.9%
Interest expense	(27,866)	(14,497)	(8,807)	(42,363)	(33,556)	-79%
Intercompany interest expense	—	—	(71,551)	—	71,551	NA
Unrealized gain (loss) in the fair value of contingent value rights	52,241	—	(50,608)	52,241	(102,849)	-196%
Interest income and other, net	(16)	231	(893)	215	(1,108)	-515%

(Loss) income before income taxes	(226,490)	(6,610)	(63,468)	(233,100)	169,632	73%
Income tax (benefit) expense	(8,135)	16,896	(2,242)	8,761	(11,003)	-126%

Net loss	$(218,355)	$(23,506)	$(61,226)	$(241,861)	$180,635	75%

Total Net Revenue

Total net revenue for the three months ended September 30, 2009 increased $26.8 million, or 14%, to $224.7 million as compared to $197.9 million for the same quarter in 2008.

Net revenue for our critical care products for the three months ended September 30, 2009 increased to $142.2 million, an increase of $11.6 million, or 9%, over the prior year period, driven primarily by greater market penetration of our pre-existing products and by new product launches in 2009. Net revenue from anti-infective products for the three months ended September 30, 2009 increased by $9.3 million, or 17%, to $63.2 million as compared to $53.9 million in the prior year period due to new product launches in 2009 and increased volume resulting from an increase in market penetration along with greater access to raw materials. Net revenue from oncology products for the three months ended September 30, 2009 increased $4.9 million, or 43%, to $16.4 million from $11.5 million in the prior year period, mainly due to new product launches. Contract manufacturing and other revenue increased by $0.9 million to $2.8 million in the third quarter of 2009 as compared to $1.9 million for the same quarter in the prior year.

Gross Profit

Gross profit for the three months ended September 30, 2009 was $107.9 million, or 48.0% of total net revenue, as compared to $94.7 million, or 47.8% of total net revenue in the same quarter of 2008. The increase in gross profit was principally due to higher revenue in the 2009 quarter. The overall change in gross profit percentage was primarily due to improved product mix, partially offset by the reporting of $6.2 million of our 2009 Puerto Rico facility costs in cost of sales as we completed our production validation and transfer of products to our Puerto Rico facility late in the third quarter of 2008. In 2008, we reported $5.9 million of our Puerto Rico facility costs in research and development as production validation and transfer of products to the facility were in process. Cost of sales for the three-month periods ended September 30, 2009 and 2008 included $0.2 million and $2.7 million, respectively, in non-cash amortization of intangible product rights associated with a product acquisition. Cost of sales for the three months ended September 30, 2008 also included $12.6 million of non-cash expense reflecting the portion of the purchase accounting step-up in inventory associated with the Merger attributable to inventory sold during the period. Excluding the impact of the 2009 Puerto Rico facility costs and these non-cash charges, gross profit margin for the three months ended September 30, 2009 and 2008 would have been 50.8% and 55.6%, respectively.

Research and Development

Research and development expense for the three months ended September 30, 2009 decreased $4.6 million, or 42%, to $6.4 million compared to $11.0 million for the same quarter in 2008. The decrease was due primarily to the reporting of 2009 costs associated with our Puerto Rico facility in cost of goods sold as described above.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended September 30, 2009 decreased $6.4 million to $17.4 million, or 7.7% of total net revenue, from $23.8 million, or 12.0% of total net revenue, for the same period in 2008. The decrease in costs was due primarily to the capitalization of legal fees during the current period, associated with the defense of our Naropin patent. See Part II, Item 1 of this Form 10-Q.

Amortization, Impairment of Fixed Assets and Separation and Merger Costs

Results for the three months ended September 30, 2009 included $9.2 million of amortization of Merger-related intangibles and $0.3 million in other costs associated with the Merger with APP. The prior year period included amortization of intangibles of $5.9 million and $252.0 million related to the write-off of in-process R&D recorded in the connection with the Merger. In-process R&D related to the value assigned in purchase accounting to projects that had not yet reached technological feasibility and had no alternative future, which was immediately expensed in the condensed consolidated statement of operations as required under current GAAP. Additionally, APP recognized $44.8 million of direct professional fees and transaction related costs associated with the Merger. These costs were primarily recognized in the predecessor period ended September 9, 2008.

As a result of planned closure of the Puerto Rico manufacturing facility during the three months ended September 30, 2009, $5.4 million of impairment charges were included in the current period results. Separation costs for the three months ended September 30, 2009 totaled $0.7 million compared to $0.2 million for the same period ended September 30, 2008.

Interest Expense and Intercompany Interest Expense

Interest expense for three months ended September 30, 2009 decreased $33.6 million to $8.8 million, as compared to $42.4 million for the same period in 2008. The decrease in interest expense was primarily due to the decrease in the average outstanding third party debt balances during the period and lower average borrowing rates, as well as the recognition in the prior period of $12.2 million of interest expense resulting from the write-off of loan fees related to the credit facility established in connection with the November 13, 2007 spin-off of New Abraxis, which was assumed in the merger and repaid, as well as a loss on settlement of our predecessor’s interest rate swap of $2.7 million. The settlement of the interest rate swap occurred in the predecessor period ended September 9, 2008. Intercompany interest expense was $71.6 million for the three months ended September 30, 2009 reflecting the $2,902.3 million of outstanding intercompany debt and amortization of related debt issuance costs incurred in connection with the closing of the Merger on September 10, 2008.

Interest Income and Other

Interest income and other, net consists primarily of interest earned on invested cash and cash equivalents, the impact of foreign currency rate changes on intercompany trading and debt accounts denominated in Euros, and other financing costs. Interest income and other, net was $0.9 million of expense for the three months ended September 30, 2009 versus $0.2 million of income in the comparable 2008 period. The increase in expense was primarily due to foreign currency transaction losses during the period.

Additionally, in the three months ended September 30, 2009 we recognized $50.6 million of expense resulting from the change in fair value of the contingent value rights (CVRs) issued to APP shareholders in connection with the Merger. The estimated fair value of the CVRs at the date of the acquisition was included in the cost of the acquisition and is adjusted at each reporting date (marked-to-market) based on the closing price of a CVR as reported by NASDAQ, with the change in the fair value of the CVRs for the reporting period being included in non-operating income.

Provision for Income Taxes

For the three month period ended September 30, 2009, FKP Holdings reported an income tax benefit of $2.2 million on a pretax loss of $63.5 million, or an effective tax rate of 3.5%. This rate differs from the statutory U.S. federal tax rate of 35% due primarily to the effect of the tax cost of a hypothetical distribution of the profits of our foreign subsidiaries and the non-deductibility of the $50.6 million in expense recognized for accounting purposes as a result of the change in the liability related to the CVRs.

For the successor period ended September 30, 2008, FKP Holdings reported an income tax benefit of $8.1 million on a pretax loss of $226.5 million, or an effective benefit rate of 3.6%. This rate differs from the statutory U.S. federal tax rate of 35% due primarily to the inclusion in pretax loss of $252 million related to the write-off of in-process R&D costs recognized in accounting for the Merger and a $52.2 million gain related to the change in fair value of the CVRs during the period, which are not included in the determination of taxable income, as well as the effect of state and foreign income taxes.

Tax expense on the $6.6 million pretax loss for the predecessor period from July 1, 2008 through September 9, 2008 was $16.9 million. This was due primarily to the inclusion in pretax loss of approximately $42 million of estimated nondeductible costs incurred by APP and relating to the acquisition of APP by Fresenius, as well as the effect of state and foreign income taxes.

Nine Months Ended September 30, 2009 and September 30, 2008

The following table sets forth the results of our operations for each of the nine months ended September 30, 2009 and 2008, and forms the basis for the following discussion of our operating activities. For accounting purposes the Company has separated its historical financial results for the Predecessor Company (APP) for all periods prior to September 10, 2008, the effective date of the Merger, and the Successor Company (FKP Holdings) for all periods after July 2, 2008 (the date of inception). The presentation of the results of our operations for the nine months ended September 30, 2008 reflects the historical financial results of the Predecessor Company and the Successor Company on a combined basis. The separate presentation is required as there was a change in accounting basis, which occurred when purchase accounting was applied in connection with the acquisition of the Predecessor. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price.

Note: For purposes of discussing our historical results of operations, the following table compares the results of the Successor Company for the nine months ended September 30, 2009 to the combined results of the Successor Company and our Predecessor for the nine months ended September 30, 2008. This comparative presentation is intended to facilitate the discussion of relevant trends and changes affecting our operating results. Where significant, the effect of merger related transactions and the application of purchase accounting are highlighted.

CONSOLIDATED RESULTS OF OPERATIONS

(Unaudited, in thousands)

	July 2 through September 30, 2008	January 1 through September 9, 2008	Nine months Ended September 30, 2009	Nine months Ended September 30, 2008	Increase/(Decrease)
					$	%
	(Successor)	(Predecessor)	(Successor)	Combined
Net revenues
Critical care	$29,755	$306,977	$416,967	$336,732	$80,235	24%
Anti-infective	13,792	142,384	155,038	156,176	(1,138)	-1%
Oncology	4,310	40,262	52,270	44,572	7,698	17%
Contract manufacturing and other	223	6,174	7,911	6,397	1,514	24%

Total net revenue	48,080	495,797	632,186	543,877	88,309	16%
Cost of sales	34,778	247,637	314,516	282,415	32,101	11%

Gross profit	13,302	248,160	317,670	261,462	56,208	21%

Percent to total revenue	27.7%	50.1%	50.2%	48.1%
Research and development	2,066	35,133	20,822	37,199	(16,377)	-44%
Selling, general and administrative	5,508	62,896	64,641	68,404	(3,763)	-6%
Write-off of in-process R&D	252,000	—	—	252,000	(252,000)	-100%
Amortization of merger-related intangibles	3,389	10,283	27,487	13,672	13,815	101%
Impairment of fixed assets	—	—	5,372	—	(5,372)	NA
Merger-related costs	1,188	44,220	1,223	45,408	(44,185)	-97%
Separation costs	—	2,239	491	2,239	(1,748)	-78%

Total operating expenses	264,151	154,771	120,036	418,922	(298,886)	-71%

Percent to total revenue	549.4%	31.2%	19.0%	77.0%
(Loss) income from operations	(250,849)	93,389	197,634	(157,460)	355,094	226%

Percent to total revenue	-521.7%	18.8%	31.3%	-29.0%
Interest expense	(27,866)	(45,124)	(61,166)	(72,990)	(11,827)	-16%
Intercompany interest expense	—	—	(191,029)	—	191,029	NA
Unrealized gain (loss) in the fair value of contingent value rights	52,241	—	(37,548)	52,241	(89,789)	-172%
Interest income and other, net	(16)	1,593	3,677	1,577	2,100	133%

(Loss) income before income taxes	(226,490)	49,858	(88,432)	(176,632)	88,200	50%
Income tax (benefit) expense	(8,135)	40,315	(12,409)	32,180	(44,589)	-139%

Net (loss) income	$(218,355)	$9,543	$(76,023)	$(208,812)	$132,789	64%

Total Net Revenue

Total net revenue for the nine months ended September 30, 2009 increased $88.3 million, or 16%, to $632.2 million as compared to $543.9 million for the same period in 2008.

Net revenues for our critical care products for the nine months ended September 30, 2009 increased by $80.2 million, or 24%, to $416.9 million from $336.7 million for the prior period, due primarily to market conditions related to Heparin and new product launches. Net revenues for anti-infective products for the nine months ended September 30, 2009 decreased by $1.1 million, or 1%, to $155.0 million from $156.1 million in the prior year period, mainly due to delayed approvals for new products and pricing pressure. Net revenue for oncology products for the nine months ended September 30, 2009 increased by $7.7 million, or 17%, to $52.3 million from $44.6 million, mainly due to new product launches partially offset by pricing pressures. Contract manufacturing and other revenue for the nine months ended September 30, 2009 increased by $1.5 million to $7.9 million from $6.4 million for the same period in the prior year.

Gross Profit

Gross profit for the nine months ended September 30, 2009 was $317.7 million, or 50.2% of total net revenue, as compared to $261.5 million, or 48.1% of total net revenue, in the same period of 2008. The improvement in the overall gross profit percentage was primarily due to improved product mix, partially offset by the reporting of $17.5 million of our 2009 Puerto Rico facility costs in cost of sales as we completed our production validation and transfer of products to our Puerto Rico facility. In 2008, we reported $18.7 million of our Puerto Rico facility costs in research and development until we completed production validation and transfer of products to the facility, which occurred in September 2008. Cost of sales for the nine month periods ended September 30, 2009 and 2008 included $0.7 million and $10.9 million, respectively, in non-cash amortization of intangible product rights associated with a product acquisition. Cost of sales for the nine months ended September 30, 2008 also included $12.6 million of non-cash expense reflecting the portion of the purchase accounting step-up in inventory associated with the Merger attributable to inventory sold during the period. Excluding the impact of 2009 Puerto Rico facility costs and these non-cash charges, gross profit margin for the nine months ended September 30, 2009 and 2008 would have been 53.1% and 52.4%, respectively.

Research and Development

Research and development expense for the nine months ended September 30, 2009 decreased $16.4 million, or 44%, to $20.8 million as compared to the prior year period in 2008. The decrease was due primarily to the reporting of 2009 costs associated with our Puerto Rico facility in cost of goods sold as described above.

Selling, General and Administrative

Selling, general and administrative expense for the nine months ended September 30, 2009 decreased $3.8 million to $64.6 million, or 10.2% of total net revenue, from $68.4 million, or 12.5% of total net revenue, for the same period in 2008. The decrease in costs was due primarily to the capitalization of legal fees in 2009, associated with the defense of our Naropin patent.

Amortization, Impairment of Fixed Assets, Separation and Merger Costs

The nine months ended September 30, 2009 included $28.7 million of amortization of Merger-related intangibles and other costs associated with the Merger with APP. The prior year period included amortization of Merger-related intangibles and other merger costs of $59.1 million, and $252.0 million related to the write-off of in-process research and development representing the value assigned in purchase accounting to projects that had not yet reached technological feasibility and had no alternative future use, which was immediately expensed in the condensed consolidated statement of operations as required under current GAAP. Additionally, the predecessor recognized $45.4 million of direct professional fees and transaction related costs associated with the Merger. These costs were primarily recognized in the predecessor period ended September 9, 2008.

As a result of planned closure of the Puerto Rico manufacturing facility during the three months ended September 30, 2009, $5.4 million of impairment charges were included in the current period results. Separation costs for the nine months ended September 30, 2009 totaled $0.5 million compared to $2.2 million for the same period ended September 30, 2008.

Interest Expense and Intercompany Interest Expense

Interest expense decreased to $61.2 million for the nine months ended September 30, 2009, compared to $72.9 million for the same period in 2008. The decrease in interest expense was primarily due the lower average third party debt levels along with recognition in the prior year period of $12.2 million of interest expense resulting from the write-off of loan fees related to the credit facility established in connection with the November 13, 2007 spin-off of New Abraxis, which was assumed in the merger and repaid, as well as a loss on settlement of our predecessor’s interest rate swap of $2.7 million. The settlement of the interest rate swap occurred in the predecessor period ended September 9, 2008. Intercompany interest expense was $191.0 million for the nine months ended September 30, 2009 reflecting the $2,902.3 million of outstanding intercompany debt and amortization of related debt issuance costs, including $14.6 million in unamortized deferred financing costs that were written off in the first quarter of 2009 in connection with the refinancing and restructuring of the bridge financing that was put in place in connection with the Merger in September of 2008.

Interest Income and Other

Interest income and other, net consists primarily of interest earned on invested cash and cash equivalents, the impact of foreign currency rate changes on intercompany trading and debt accounts denominated in Euros, and other financing costs. Interest income and other, net was $3.7 million of income for the nine months ended September 30, 2009 compared to $1.6 million of income in the prior period. The increase was primarily due to higher foreign currency transaction gains.

Additionally, in 2009 we recognized $37.5 million of expense resulting from the change in fair value of the contingent value rights (CVRs) issued to APP shareholders in connection with the Merger. The estimated fair value of the CVRs at the date of the acquisition was included in the acquisition cost and is adjusted at each reporting date (marked-to-market) based on the closing price of a CVR as reported by NASDAQ, with the change in the fair value of the CVR for the reporting period being included in non-operating income.

Provision for Income Taxes

For the nine month period ended September 30, 2009, FKP Holdings reported an income tax benefit of $12.4 million on a pretax loss from operations of $88.4 million, or an effective benefit rate of 14.0%. This rate differs from the statutory U.S. federal tax rate of 35% due primarily to the tax cost of a hypothetical distribution of the profits of our foreign subsidiaries and by the non-deductibility of the $37.5 million in expense recognized for accounting purposes as a result of the change in the liability related to the CVRs.

For the successor period ended September 30, 2008, FKP Holdings reported an income tax benefit of $8.1 million on a pretax loss of $226.5 million, or an effective benefit rate of 3.6%. This rate differs from the statutory U.S. federal tax rate of 35% due primarily to the inclusion in pretax loss of $252 million related to the write-off of in-process R&D costs recognized in accounting for the Merger and a $52.2 million gain related to the change in fair value of the CVRs during the period, which are not included in the determination of taxable income, as well as the effect of state and foreign income taxes.

Tax expense on pretax income for the predecessor period from January 1, 2008 through September 9, 2008 was $40.3 million, an effective rate of 80.9%. This rate differs from the statutory U.S. federal tax rate of 35% due primarily to the inclusion in pretax income of approximately $42 million of estimated nondeductible costs incurred by APP and relating to the acquisition of APP by Fresenius, as well as the effect of state and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents for the periods indicated:

Liquidity and Capital Resources

	September 30, 2009	December 31, 2008
	(in thousands)
Summary Financial Position:
Cash and cash equivalents	$5,770	$8,441

Working capital	$(98,254)	$108,310

Total assets	$4,885,973	$4,863,763

Total debt	$3,882,588	$3,861,933

Total stockholders’ equity (deficit)	$488,817	$550,724

	Successor July 2 through September 30, 2008	Predecessor January 1 through September 9, 2008	Successor Nine Months Ended September 30, 2009	Combined For the Nine Months Ended September 30, 2008
	(in thousands)		(in thousands)
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$(64,820)	$105,515	$55,849	$40,695

Purchase of property, plant and equipment	$(12,645)	$(13,039)	$(13,714)	$(25,684)

Purchase of other non-current assets	$(26,566)	$(800)	$(9,413)	$(27,366)

Assets acquired, net of cash	$(3,626,203)	$—	$(2,000)	$(3,626,203)

Financing activities	$3,733,220	$5,016	$(37,744)	$3,738,236

Sources and Uses of Cash

Operating Activities

Net cash provided by operating activities was $55.8 million for the nine months ended September 30, 2009 (successor period) as compared to net cash provided by operating activities of $40.7 million for the nine months ended September 30, 2008 (predecessor period). The change in cash provided by operating activities for the 2009 period as compared to the same period in 2008 was due primarily to higher net earnings (after non-cash charges) in 2009, and collections of outstanding trade receivables offset by a higher seasonal increase in inventory during 2009.

Investing Activities

Investing activities include cash paid for acquisitions, capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure, and outlays to acquire various product or intellectual property rights needed to grow and maintain our business. Cash used in investing activities during the nine month period ended September 30, 2009 was $25.1 million as compared to $3,679.3 million during the nine month period ended September 2008. Investing activities in the prior period included $3,665.5 million cash used in the successor period and $13.8 million cash used in the predecessor period, which included the cash paid for the acquisition of APP, net of cash acquired of $3,626.2 million. The nine months ended September 30, 2009 included $2.0 million of Merger related payments of direct acquisition costs and $2.5 million of product rights purchased, as well as purchases of plant and equipment.

Financing Activities

Financing activities generally include external borrowings under our credit facility and intercompany borrowing activity with Fresenius and its affiliated companies, and, prior to the Merger, the issuance or repurchase of our common stock and proceeds from the exercise of employee stock options. Net cash used in financing activities for the nine month periods ended September 30, 2009 was $37.7 million. Net cash provided by financing activities for the nine months ended September 30, 2008 was $3,738.2 million ($3,733.2 million cash provided in the successor period and $5.0 million of cash provided in the predecessor period) which reflected the $900.0 million capital contribution received from Fresenius and proceeds from the external and intercompany borrowings incurred to finance the Merger totaling $3,856.2 million, offset by the retirement of pre-merger debt of $997.5 million and Merger-related payments of certain financing costs of $25.5 million, Financing inflows in the nine months ended September 30, 2009 included $33.8 million received upon the maturity of short-term notes receivable from affiliates and net borrowings under the unsecured intercompany debt facility of $4.1 million, offset by $62.7 million in debt issuance costs paid in the period related to the refinancing of our bridge loan facilities as a result of the private placement completed by Fresenius in January 2009.

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

The Senior Credit Facilities Agreement provides APP Pharmaceuticals, LLC, a wholly owned subsidiary of APP, with two term loan facilities: a Tranche A2 Term Loan (“Term Loan A2”) for $500 million and Tranche B2 Term Loan (“Term Loan B2”) for $497.5 million. The Senior Credit Facilities Agreement also provides APP Pharmaceuticals, LLC with a $150 million revolving credit facility. The revolving credit facility includes a $50 million sub-limit for swingline loans and a $20 million sub-limit for letters of credit. The Term Loan A2 and B2 loan facilities mature on September 10, 2013 and September 10, 2014, respectively, and the revolving credit facility expires on September 10, 2013. We incurred and capitalized approximately $25 million in debt issue costs in connection with the Senior Credit Facilities Agreement. As of September 30, 2009, the balance outstanding on APP Pharmaceuticals, LLC senior credit facilities was $980.3 million and the revolving credit facility had no outstanding balance.

Pursuant to the Senior Credit Facilities Agreement, Fresenius Kabi Pharmaceuticals, LLC (which was merged with and into APP Pharmaceuticals, Inc. upon consummation of the Merger) entered into an intercompany loan with the borrower of the $500 million Tranche A1 Term Loan and the $502.5 million Tranche B1 Term Loan, and an affiliate of FKP Holdings entered into an intercompany loan with the borrower under the $300 million revolving facility under the Senior Credit Facilities Agreement (collectively, the “Senior Intercompany Loans”), the amount, maturity and other financial terms of which correspond to those applicable to the loans provided to such borrowers under the Senior Credit Facilities Agreement described above. The Senior Intercompany Loans are guaranteed by FKP Holdings and certain of its affiliates and subsidiaries and secured by the assets of FKP Holdings and certain of its affiliates and subsidiaries. The Senior Intercompany Loans provide for an event of default and acceleration if there is an event of default and acceleration under the Senior Credit Facilities Agreement, but acceleration of the Senior Intercompany Loans may not occur prior to acceleration of the loans under the Senior Credit Facilities Agreement. By entering into certain of the Senior Intercompany Loans with Fresenius Kabi Pharmaceuticals, LLC, Fresenius effectively pushed-down its Merger-related term loan borrowings under the Senior Credit Facilities Agreement to the FKP Holdings group. The Senior Intercompany Loans bear interest at a variable rate based on the rates applicable to the corresponding loans under the Senior Credit Facilities Agreement, plus a margin, and are due in 2013 and 2014, as applicable. The balance of the Senior Intercompany Loans outstanding at September 30, 2009 was $1,484.8 million.

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

Pursuant to the Bridge Facility Agreement, FKP Holdings entered into an intercompany loan (the “Bridge Intercompany Loan”) with an affiliate of FKP Holdings who was the borrower under the Bridge Facility Agreement, the amount, maturity, and other financial terms of which correspond to those applicable to the loans provided to such borrower under the Bridge Facility Agreement. The Bridge Intercompany Loan is guaranteed by certain of its affiliates and subsidiaries and secured by the assets of FKP Holdings and certain of its affiliates and subsidiaries. The Bridge Intercompany Loan provides for an event of default and acceleration if there is an event of default and acceleration under the Bridge Facility Agreement, but acceleration of the Bridge Intercompany Loan may not occur prior to acceleration of the loans under the Bridge Facility Agreement. By entering into the Bridge Intercompany Loan with FKP Holdings, Fresenius effectively pushed-down its Merger-related borrowings under the Bridge Credit Facility Agreement to FKP Holdings. The Bridge Intercompany Loan bears interest at the rate applicable to the corresponding loan under the Bridge Facility Agreement, plus a margin, if extended. In addition, Fresenius SE made two other intercompany loans totaling $456.2 million to FKP Holdings as part of the acquisition. These intercompany loans include fixed interest rates and mature on September 10, 2014. The original borrowing under the Bridge Facility Agreement was $1.3 billion, $650 million of which was repaid in October 2008 and the remainder of which was repaid in January 2009. The related intercompany loans were refinanced in connection with the repayments made on the Bridge Facility Agreement.

Post-Merger Activity

On October 6, 2008, the amount available under the Senior Credit Facilities Agreement was increased to approximately $2.95 billion by increasing the amount of the Tranche B1 Term Loan facility by $483.1 million. On October 10, 2008, the full amount of the increase to the Tranche B1 Term Loan facility under the Senior Credit Facilities Agreement was drawn down. These funds, along with an additional $166.9 million (comprised of an additional $50 million drawn on the $300 million revolving credit facility under the Senior Credit Facilities Agreement and $116.9 million advanced by Fresenius under the terms of two Fresenius intercompany loans) were used to repay a portion of the $1.3 billion outstanding under the Bridge Facility Agreement, so that the aggregate amount outstanding under Bridge Facility Agreement, after these repayments, was $650 million. The $650 million repayment of the Bridge Intercompany Loan resulted in the write-off of $13.4 million in related debt issuance costs in the fourth quarter of 2008. These changes to the Senior Credit Facilities Agreement and Bridge Credit Facility Agreement were also reflected in the Senior Intercompany Loans and Bridge Intercompany Loan.

On January 21, 2009, the borrower under the Bridge Facility Agreement, which is an affiliate of Fresenius, issued two tranches of notes in a private placement. The issuer sold $500 million aggregate principal amount of fixed interest rate senior notes and €275 million aggregate principal amount of fixed interest rate senior notes. The notes are senior unsecured obligations of the issuer and mature on July 15, 2015. Proceeds of the notes issuance were used among other things, to repay in full the $650 million outstanding under the Bridge Facility Agreement. Upon the repayment of the bridge loan, the Bridge Intercompany Loan was refinanced and replaced with an Intercompany Dollar Loan of $500 million and an Intercompany Euro Loan of €115.7 million. The interest payments for these notes are at fixed interest rates and are due semi-annually on January 15 and July 15. These new intercompany loans are not guaranteed or secured and the principal for both of these loans is due July 15, 2015. As a result of the refinancing, in the first quarter of 2009, the Company wrote-off $14.6 million of Bridge Intercompany Loan unamortized debt issuance costs and incurred debt issuance costs of $64.3 million for the new Intercompany Dollar and Euro loans.

During the third quarter of 2009, the Company restructured certain of its unsecured intercompany loans. The Company did not receive or pay any cash as a result of the transactions described below. In connection with the restructuring, obligations related to $523.1 million of these unsecured intercompany loans were transferred from Fresenius SE to Fresenius Kabi AG along with the related outstanding accrued interest. The terms of these loans were unchanged in the transfer. Also, during the third quarter of 2009, the Company entered into $150 million in unsecured intercompany loans with Fresenius Kabi AG, and used the proceeds from the loans to pay down the entire $150 million balance outstanding under the $300 million revolving facility under the Senior Intercompany Loans. The Company also entered into $75 million in unsecured intercompany loans with Fresenius Kabi AG the proceeds of which were used to pay down the full amount outstanding under the APP Pharmaceuticals, LLC revolving credit facility under the Senior Credit Facilities Agreement. The $225 million of unsecured intercompany loans due to Fresenius Kabi AG are at fixed interest rates and mature monthly. These loans are intended to be extended monthly for the near term and are included in the current portion of intercompany debt in the condensed consolidated balance sheet. The balance of the unsecured intercompany loans at September 30, 2009 was $1,417.5 million.

The following is the repayment schedule for Term Loans A2 and B2 and the intercompany loans outstanding as of September 30, 2009 (in thousands):

	Term Loan A2	Term Loan B2	Intercompany Fresenius	Total
2009	$24,000	$2,488	$254,029	$280,517
2010	71,500	4,975	81,559	158,034
2011	122,500	4,975	132,559	260,034
2012	150,000	4,975	160,059	315,034
2013	118,500	4,975	128,558	252,033
2014 and thereafter	—	471,381	2,145,555	2,616,936

	$486,500	$493,769	$2,902,319	$3,882,588

Principal payments due on Term Loans A2 and B2 during the year ending September 30, 2010 are $52.9 million. Intercompany loan payments due over the next twelve months are $283.1 million.

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

As the Euro-denominated intercompany notes payable represent a foreign currency transaction to us, during the three and nine month periods ended September 30, 2009, we recognized a $15.9 million and $33.8 million foreign currency transaction loss in order to adjust the carrying value of the Euro-denominated notes to reflect the September 30, 2009 exchange rate, and an offsetting foreign currency transaction gain of $15.3 million and $37.8 million related to the change in fair value of these swap agreements from a $4.1 million asset as of December 31, 2008 to a $41.9 million asset as of September 30, 2009.

We have also entered into foreign currency hedges for the €10.5 million of future cash flows related to the interest payments due on the €200 million note through December 10, 2010, and for the €25.4 million of future cash flows related to the interest payments on the €115.7 million note through January 17, 2012. These foreign currency agreements have been designated as hedges of our exposure to fluctuations in interest payments on outstanding Euro-denominated borrowings due to changes in Euro/U.S. dollar exchange rates (a cash flow hedge).

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

The calculation of Adjusted EBITDA under the CVR Indenture for the nine month period ended September 30, 2009 and the cumulative period from January 1, 2008 to September 30, 2009 is as follows (in thousands):

	For the Nine Month Period Beginning January 1, 2009 and Ending September 30, 2009	For the Cumulative Period Beginning January 1, 2008 and Ending September 30, 2009
EBITDA CALCULATION:
Net loss	$(76,023)	$(378,925)

Interest expense (net of interest income)	252,102	415,220
Income tax (benefit)	(12,409)	(1,515)
Depreciation	15,376	34,774
Amortization	28,434	472,177

EBITDA	$207,480	$541,731

Reconciliation to Adjusted EBITDA:
Stock compensation (FAS 123(R))	237	6,006
Merger and separation related costs	1,223	48,531
Puerto Rico costs	9,535	32,803
Technology transfer	1,018	2,097
Change in the value of contingent value rights	37,547	(63,669)
Other taxes	415	1,282
Loss on sale of fixed assets	396	478
Consulting fees	400	600
Foreign currency gain	(4,402)	(2,840)
Other charges	6,250	6,046

Adjusted EBITDA – per CVR Indenture	$260,099	$573,065

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For information regarding critical accounting estimates, see the caption “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes to our critical accounting estimates during the third quarter of 2009.

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

Foreign Currency Risk: We have operations in Canada; however, both revenue and expenses of those operations are typically denominated in the currency of the country of operations, providing a partial hedge. Nonetheless, our Canadian subsidiary is presented in our financial statement in U.S. dollars and can be impacted by foreign currency exchange fluctuations through both (i) translation risk, which is the risk that the financial statements for a particular period or as of a certain date depend on the prevailing exchange rates of the various currencies against the U.S. dollar, and (ii) transaction risk, which is the risk that the currency impact of transactions denominated in currencies other than the subsidiary’s functional currency may vary according to currency fluctuations.

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

We have also entered into foreign currency hedges for the €10.5 million of future cash flows related to the interest payments due on the €200 million note through December 10, 2010, and for the €25.4 million of future cash flows related to the interest payments on the €115.7 million note through January 17, 2012. These foreign currency agreements have been designated as hedges of our exposure to fluctuations in interest payments on outstanding Euro-denominated borrowings due to changes in Euro/U.S. dollar exchange rates (a cash flow hedge). The fair value of these foreign currency hedge agreements at September 30, 2009 is an asset of $6.3 million, and is included in long-term assets in our condensed consolidated balance sheets. Because we have hedged our exposures to changes in the Euro/ U.S. dollar exchange rate, we do not believe that fluctuations in the exchange rate would have a significant impact on our financial statements.

Investment Risk: The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our activities without increasing risk. Since our merger with Fresenius, we use its cash management system to invest excess cash not needed for current operations. Accordingly, our investments at December 31, 2008 consisted solely of short-term notes receivable received in exchange for our cash deposits with Fresenius. We did not have any investments with Fresenius at September 30, 2009.

Interest Rate Risk: We are also exposed to changes in interest rates on our variable rate borrowings. As of September 30, 2009, $980.3 million was outstanding on our credit facility and we had approximately $2,902.3 million of outstanding intercompany loans. If the interest rates on our outstanding borrowings were to increase by 1%, our interest expense would increase $30.0 million (after considering the impact of the swap agreement described below) based on our outstanding debt balances at September 30, 2009.

On November 3, 2008, we entered into four interest rate swap agreements with Fresenius for an aggregate notional principal amount of $900 million. These agreements require us to pay interest at an average fixed rate of 3.97% and entitle us to receive interest at a variable rate equal to three-month LIBOR, which is equal to the benchmark rate for the Term A Loans being hedged, on the notional amount. The interest rate swaps expire in October 2011 and December 2013. These swaps have been designated as hedges of our exposure to fluctuations in interest payments on outstanding variable rate borrowings due to changes in interest rates (a cash flow hedge). The fair value of these interest rate swap agreements at September 30, 2009 is a liability of $60.9 million, and is included in long-term liabilities in our consolidated balance sheets.

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

We maintain disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance we necessarily are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report. Based on their evaluation and subject to the foregoing, management has concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

In March 2007 we filed a complaint for patent infringement against Navinta LLC in the U.S District Court for the District of New Jersey. Navinta filed an ANDA seeking approval from the FDA to market ropivacaine hydrochloride injection, in the 2 mg/ml, 5 mg/ml and 10 mg/ml dosage forms. The Reference Listed Drug for Navinta’s ANDA is APP’s proprietary product Naropin®. This matter proceeded to trial on July 20, 2009. The U.S. District Court, District of New Jersey reached a judgment in favor of the Company on August 3, 2009, determining that Navinta’s ANDA product infringed on the Company’s proprietary product Naropin. The judgment is subject to appeal by Navinta.

We have filed ANDAs seeking approval from the FDA to market oxaliplatin for injection, 10 mg and 50mg vials, and oxaliplatin injection, in 5mg/ml, 10ml, 20ml and 40 ml dosage forms. The Reference Listed Drug is the chemotherapeutic agent Eloxatin® marketed by Sanofi-Aventis that is approved for the treatment of colorectal cancer. Sanofi-Aventis is believed to be the exclusive licensee of certain patent rights from Debiopharm. We notified Sanofi-Aventis and Debiopharm of the ANDA filings pursuant to the provisions of the Hatch-Waxman Act, and Sanofi-Aventis and Debiopharm filed a patent infringement action in the U.S. District Court for the District of New Jersey seeking to prevent us from marketing these products until after the expiration of various U.S. patents. Multiple cases proceeding against other generic drug manufacturers were consolidated pursuant to a pre-trial scheduling order in April 2008. The defendants motion for summary judgment on one of the patent’s at issue was granted and an order entered by the U.S. District Court. The order was successfully challenged by Sanofi-Aventis and the matter has been set for hearing on November 17, 2009 on Sanofi-Aventis’s motion seeking a preliminary injunction to prevent sales of oxaliplatin by generic drug manufacturers.

We have been named as a defendant in approximately one hundred and thirteen personal injury/product liability actions brought against us and other pharmaceutical companies and medical device manufacturers by plaintiffs claiming that they suffered injuries resulting from the post-surgical release of certain local anesthetics via a pain pump into the shoulder joint. We acquired several generic anesthetic products from AstraZeneca in June 2006. Pursuant to the Asset Purchase Agreement with AstraZeneca we are responsible for indemnifying Astra Zeneca for defense of suits alleging injuries occurring after the acquisition date (unless the drugs are determined to be defective in manufacturing, in which case AstraZeneca will indemnify us pursuant to that certain Manufacturing and Supply Agreement entered into by us and AstraZeneca). Likewise Astra Zeneca agreed to indemnify us for suits alleging injuries occurring prior to the acquisition date. Forty of the actions involve an alleged event after the acquisition date. All of our local anesthetic products are approved by the FDA and continue to be marketed and sold to customers.

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

On February 9, 2005, Pharmacy, Inc. filed suit against us in the U.S. District Court for the Eastern District of New York alleging our predecessor breached an Asset Purchase Agreement entered into September 30, 2002 by the parties. In its complaint Pharmacy seeks to recover monetary damages and other relief for the alleged breach of the contract. Discovery and dispositive motions have been substantially completed and the parties submitted an amended pre-trial order on December 10, 2008. The parties participated in a court ordered mediation which resulted in the Company agreeing to pay Pharmacy $3 million in consideration for a settlement and release of all claims with respect to this matter. The funds were paid in October 2009 and the case has been dismissed by the court.

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

For information regarding risks related to our business and our outstanding contingent value rights, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes to our risk factors during the third quarter of 2009.

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

Date: November 2, 2009

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