Form 10-K/A
period 2009-12-31
Fresenius Kabi Pharmaceuticals Holding, Inc.
filed 2010-03-31
CIK 1439449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 31, 2010, all of the shares of the registrant’s common stock were held by Fresenius Kabi AG.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Fresenius Kabi Pharmaceuticals Holding, Inc. (“FKP Holdings”) is filing this Amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as originally filed with the Securities and Exchange Commission on February 23, 2010 (the “Annual Report”), solely for the purpose of amending and supplementing Part III of the Annual Report. This amendment changes our Annual report only by including information required by Part III (Items 10, 11, 12, 13 and 14). In addition, as required by rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits under Item 15 of Part IV hereof.

No other amendments are being made to the Annual Report. Except as otherwise expressly stated below, this Amendment does not reflect events occurring after the date of the Annual Report nor does it modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information with respect to our directors and executive officers as of December 31, 2009:

Name	Age	Position(s)
Thomas H. Silberg	63	President and Chief Executive Officer

Bernhard Hampl	60	Director and Executive Chairman

Michael Blaszyk	57	Director

Perry W. Premdas	57	Director

Patrick Soon-Shiong, M.D.	57	Director

Ulf M. Schneider	44	Director

Rainer Baule	61	Director

Richard G. Ganz	53	Director

Richard J. Tajak	57	Executive Vice President and Chief Financial Officer

Frank Harmon	55	Executive Vice President and Chief Operating Officer

Christopher Bryant	49	Executive Vice President and Chief Scientific Officer

Richard E. Maroun	55	General Counsel and Corporate Secretary

Thomas H. Silberg served as our President and Chief Executive Officer from September 2008 to December 31, 2009 and was President and Chief Executive Officer of APP Pharmaceuticals Inc. (“APP Pharmaceuticals”) from November 2007 to September 2008. Prior to that, he served as president of Abraxis Pharmaceutical Products, which was one of our divisions, from September 2006 to November 2007. He joined us in May 2006 as our executive vice president, commercial operations & operational excellence. Mr. Silberg is responsible for all of our global operations. From March 2004 to June 2005, Mr. Silberg served as chief operating officer of Tercica, Inc., a biotechnology company, where his direct responsibilities included regulatory, clinical development, medical affairs, manufacturing, quality assurance/quality control, sales and marketing, business development, and project management. Prior to his work at Tercica, Mr. Silberg was executive vice president and chief operating officer of Ligand Pharmaceuticals from March 2001 to May 2003, after serving as senior vice president of commercial operations from January 2000. Mr. Silberg began his career in 1972 with Hoffmann-LaRoche, Inc., where, over a 27-year span he held a variety of positions and rose through the management ranks to vice president of business operations. Mr. Silberg earned a B.S. in marketing and advertising from the University of Minnesota. Mr. Silberg retired from Fresenius Kabi Pharmaceuticals Holding Inc. on December 31, 2009. The board of directors appointed John Ducker as our President and Chief Executive officer effective January 1, 2010.

John Ducker was appointed President and Chief Executive Officer of FKP Holdings as of January 1, 2010 by the board of directors. Mr. Ducker has served as a member of the management board of Fresenius Kabi AG since 2006 and has been recently responsible for the Fresenius Kabi Innovation Centre, where he managed the worldwide research and development and strategic marketing activities of the Fresenius Kabi organization. Prior to 2006 Mr. Ducker managed various countries and regions within the Fresenius Kabi organization. In this capacity Mr. Ducker was responsible for the Fresenius Kabi businesses in the UK, Ireland, Scandinavia, Benelux, Canada and South Africa. Mr. Ducker joined the Fresenius SE group in 1989 as plant manager in the United Kingdom. Mr. Ducker holds a first class Bachelor’s and a Master’s degree in chemical engineering from Cambridge University.

Bernhard Hampl was elected as Director and appointed Executive Chairman of the Board of Directors on November 1, 2009. Dr. Hampl also serves as a member of the Board of Directors of ChemWerth, Inc., a private corporation, and as an advisor to Advent International Corporation, Farmhispania and Guidpoint Global. During his notable career, Dr. Hampl worked for 15 years for Cyanamid GmbH and its business units, Lederle and Durachemie GmbH, where he held positions as Director, Research and Development, Technical Director and Plant Director. In 1995, Dr. Hampl joined Hexal AG, a leading manufacturer and marketer of generic pharmaceuticals in Germany, and led business development opportunities in the U.S. generics market. In October 1995, Hexal acquired 50 percent of Eon Labs, Inc., and 100 percent ownership in 2000. During this time, Dr. Hampl served as President and CEO of Eon Labs. In July 2005, Sandoz, Inc., a division of Novartis AG, completed its merger with Eon Labs and Dr. Hampl became the President and Chief Executive Officer of Sandoz, Inc., the U.S. operating unit of Sandoz. He resigned from Sandoz effective September 30, 2008. While CEO of Sandoz, Dr. Hampl also served as a member of the Executive Board of the Generic Pharmaceutical Association. He received his Ph.D. in pharmaceutical chemistry from Ludwig-Maximillians University in Munich, Germany.

Michael Blaszyk has previously served in the role of director for APP Pharmaceuticals since August 2006 and has served as a director for the Company since September 2008. He has served as Executive Vice President and chief financial officer for Catholic Healthcare West since December 2000. Prior to joining Catholic Healthcare West, Mr. Blaszyk was the senior vice president for community hospitals and home care and the chief financial officer for University Hospitals Health System in Cleveland, Ohio from October 1997 to December 2000. Mr. Blaszyk also previously served as the managing partner of the Northeast region Health Care Provider Consulting Practice for William M. Mercer and the executive vice president at Boston Medical Center. Mr. Blaszyk is member of the finance committee of Ascension Health System and a member of the finance and audit committee for Catholic Health Initiatives. Mr. Blaszyk completed his undergraduate studies in life sciences from Wayne State University and received his master’s degree in health services administration from the School of Business from the University of Colorado.

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

Patrick Soon-Shiong, M.D. has served as a director since September, 2008 and most recently as the APP Pharmaceuticals Chief Executive Officer from December 2005 to September 2008 and APP Pharmaceuticals Chairman from November 2004 until September 2008. Previously he has served as APP Pharmaceuticals Chief Executive Officer and Chairman of the board of directors since inception in March 1996 to November 2004 and as President from July 2001 to November 2004. Dr. Soon-Shiong also served as president, chief financial officer and a director of American BioScience, Inc. (“ABI”) from June 1994 until April 2006. Dr. Soon-Shiong serves as the chief executive officer and chairman of the board of Abraxis BioScience (formerly New Abraxis, Inc., or “New Abraxis”), which was our wholly-owned subsidiary until its shares were distributed to our stockholders on November 13, 2007. Dr. Soon-Shiong holds a degree in medicine from the University of the Witwatersrand and a M.Sc. in science from the University of British Columbia. Dr. Soon-Shiong is a fellow of the American College of Surgeons and the Royal College of Physicians and Surgeons of Canada. Dr. Soon-Shiong serves on the Board of Directors for the National Institute of Transplantation, the Technology Council for the Center for Cancer Nanotechnology Excellence, two advisory boards of the RAND Corporation (the Health Board and the Asia Pacific Policy Board) and the Board of Trustees for the Saint John’s Health Center.

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

Richard G. Ganz was appointed as director as a member of the audit committee by the Board of Directors on September 8, 2009. Mr. Ganz currently serves as an Executive in Residence for the Cleveland Clinic Foundation. From 2004 to 2009 Mr. Ganz served as the President and Chief Executive of Omnisonics Medical Technologies, Inc. Mr. Ganz served as President of the North American Renal Business of Baxter Healthcare Corporation from 2001 to 2004. Mr. Ganz holds a BA from the University of Minnesota and an MBA from Northwestern University, Kellogg School of Management. Mr. Ganz is also a director of MassMedic, and the Biomedical Enterprise Program, Harvard – MIT Health Sciences and Technology. He is a board member of Navis Medical Corporation and Enefco, both private companies.

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

Frank Harmon currently serves as our Chief Operating Officer and Executive Vice President. From September 2006 until November 2007, Mr. Harmon served as the Chief Operating Officer and Executive Vice President of Abraxis Pharmaceutical Products, which was one of our divisions. He joined us in April 2006 as the executive vice president of global operations. Mr. Harmon oversees APP Pharmaceuticals manufacturing operations in the U.S. and Puerto Rico, the corporate quality assurance and quality control functions and the supply chain organization. Prior to joining us, from May 2004 to April 2006, Mr. Harmon was the senior vice president, manufacturing operations for the Sterile Technologies Group at Cardinal Health where he was responsible for multiple sites throughout the United States and Puerto Rico. Mr. Harmon also served as the Corporate Vice President for Manufacturing from January 2003 through May 2004 for Cardinal Health and as Cardinal Heath’s Vice President and General Manager of Operations from March 2000 through January 2003. Mr. Harmon has also served as vice president, biopharmaceutical operations for Aventis Behring. Mr. Harmon earned an MBA from St. Louis University and undergraduate B.S. degrees in biology and chemistry from Western Kentucky University.

Richard E. Maroun has served as our Chief Administrative Officer since April 2006, and has served as our General Counsel and Corporate Secretary since September 2006. From August 2004 to April 2006, Mr. Maroun served as general counsel and vice president of corporate development at ABI. Before joining ABI, Mr. Maroun served as Director, Merrill Lynch Private Wealth Management for four years from 2000 to 2004. Before 2000, Mr. Maroun practiced law in Northern California specializing in business and tax matters and was a senior tax manager with Deloitte & Touche. Mr. Maroun is on the Board of Trustees and a member of the finance committee of John Carroll University. Mr. Maroun is also on the Board of Trustees and the chair of the finance committee and a member of the audit and executive committees of Alliant University. Mr. Maroun holds a B.S. in economics from John Carroll University in Cleveland, Ohio, a J.D. from Santa Clara University and an L.L.M in taxation from Boston University.

Christopher Bryant was appointed Executive Vice President and Chief Scientific Officer on June 1, 2009. Dr. Bryant came to APP with more than 17 years in R&D management, specializing in all phases of biologics development from discovery through product launch. He most recently served as Executive Vice President and Chief Operating Officer at ProMetic BioTherapeutics, a global biopharmaceutical company active in therapeutic drug development for the treatment of hematological and nephrological disorders and cancer. Dr. Bryant’s previous experience includes work at Aventis Behring, Centeon, Armour Pharmaceutical Company and Boehringer Mannheim Corporation. Dr. Bryant received his PhD in chemistry from the University of California, San Diego. After receiving his PhD he became a post-doctoral research fellow at Eli Lilly & Company. Dr. Bryant holds three patents and his papers have been published in peer-reviewed journals and textbooks throughout the world. He has also been an invited speaker and has presented papers at conferences and symposiums throughout the U.S., Canada, as well as Europe, India and Singapore.

The following table sets forth certain information with respect to our key employees:

Name	Position(s)
David Bowman	Vice President—Product Development

James Callanan	Vice President—Human Resources

Katherine A. Gregory	Vice President—Anti-Infective Business Unit

Lisa McChesney Harris	Vice President—Regulatory Affairs

Dave Hebeda	Vice President – Corporate Controller

Scott W. Meacham	Executive Vice President—Commercial Operations

Arthur Pelletier	Vice President—Quality Assurance/Quality Control

Surendera Tyagi	Vice President—Oncology Business Unit

Deena Reyes	Vice President—Critical Care Business Unit

Steve Nowicki	Vice President—Manufacturing

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

James Callanan joined the Company in January 2006 as the Vice President of Human Resources with responsibility for the Human Resource function company-wide. Prior to joining our Company, Mr. Callanan held various executive and senior positions in Human Resources in companies such as ZLB Behring, Aventis Behring, Sanofi Animal Health, LTD, and Fujisawa USA, Inc. He holds a BS in Chemistry Business Administration from Indiana University.

Katherine A. Gregory was promoted to Vice President of Business Development in May 2006. Ms. Gregory has led our business development department with primary responsibility for the generic product pipeline since APP Pharmaceuticals acquisition of the generic assets of Fujisawa USA in June 1998. In October 2009, Ms. Gregory assumed the role of Vice President of the Anti-Infective Business Unit. Ms. Gregory was with Fujisawa USA from September 1991 to June 1998. She holds a B.S. in Business Administration from Brescia University, Owensboro, Kentucky.

Lisa L. McChesney-Harris, PhD. has served as our Vice President of Regulatory Affairs since February 2008. Prior to joining us, she served as Senior Director / Director of Protocol Link, Inc. from April 2004 to January 2008, during which time she provided expert technical, compliance, and regulatory services to clients throughout the pharma industry. She has over 17 years of industrial experience including 7 years in ethical drug development (Abbott Laboratories, 1992 to 1996, Immtech International, 2000 to 2002, BioSante Pharmaceuticals, 2002 to 2004) and 4 years in a start up generic company, Apotex Corp. (1996 to 2000), specializing in both the analytical and formula development of injectable ANDA products. She is a co-inventor on one issued US patent. Dr. McChesney-Harris holds a Ph.D. in Pharmaceutical Chemistry from the University of Kansas and a B.A. in Chemistry from the University of Missouri, St. Louis.

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

Scott W. Meacham has served as our Executive Vice President, Commercial Operations since December 2009. From July 2009 until December 2009 he served as Senior Vice President, Sales and National Accounts and from February 2005 until July 2009 he was Vice President, Sales and National Accounts. From 2001 through 2004, he served as Vice President, National Accounts, US Renal Division, with Baxter Healthcare and also spent 17 years with Abbott Laboratories where he held a number of sales and sales management positions of increasing responsibility. Mr. Meacham holds a B.S. degree in Pharmacy from Butler University.

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

Dr. Surendera Tyagi was appointed Vice President of the Oncology Business Unit in September 2009. Dr. Tyagi joined the Company in January 2009 as Vice President of Global Development. Prior to that Dr. Tyagi served as Chief Scientific Officer for Fresenius Kabi Oncology (formerly Dabur Pharma) from June 2007 to December 2008. Dr. Tyagi holds a Ph.D. degree in Chemistry from the University of Oklahoma and Graduate Certificate in Regulatory and Quality from Purdue University.

Deena Reyes was appointed Vice President of Marketing on March 1, 2004. Ms. Reyes joined us in January 2001 as Director of Marketing. Prior to that Ms. Reyes served as Senior Product Manager for Pharmacia. In October 2009, Ms. Reyes assumed the role of Vice President of the Critical Care Business Unit. Ms. Reyes holds a B.S. degree in Molecular, Cellular and Developmental Biology from the University of Colorado and an M.B.A. from St. Louis University.

        Steve Nowicki joined the Company in May 2006 and during 2009 served as Interim Senior Director, Plant Operations, for the Company’s manufacturing facilities in Grand Island, New York and Melrose Park, Illinois. In January 2010 Mr. Nowicki assumed the role of Vice-President, Manufacturing for the Company. Prior to joining the Company, Mr. Nowicki was a Senior Manager, Operations Management—for the Sterile Technologies Group at Cardinal Health where he provided Operations Management and Supply Chain / Logistical support for multiple sites throughout the United States and Puerto Rico. Mr. Nowicki has also held various roles of increasing responsibility within Operations, Technical Services, Production, Product and Process Validation, and Production Engineering for Barr (TEVA) Laboratories, GlaxoSmithKline, PLC. and Wyeth (Lederle) Laboratories. Mr. Nowicki holds an MS degree in Operations Management / Finance from North Carolina State University as well as a professional degree in Pharmacy from Purdue University.

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

The board of directors has evaluated the relationships between the directors and us and has determined that each of Michael Blaszyk, Perry W. Premdas, and Richard Ganz is “independent” as defined in the NASDAQ Marketplace Rules.

In connection with the Merger, Fresenius and FKP Holdings entered into a consulting agreement with Patrick Soon-Shiong for a period of one year, at a rate of $600,000 per year, renewable by the parties unless terminated by Fresenius and FKP Holdings. In addition, while the consulting agreement is in effect, to the extent that the Adjusted EBITDA of FKP Holdings and its subsidiaries exceeds by at least ten percent APP Pharmaceuticals management’s projected Adjusted EBITDA set forth in its three year business plan, Dr. Soon-Shiong shall receive an additional incentive fee of $600,000 per year. Subsequent to the year ended December 31, 2009 the consulting agreement with Dr. Soon-Shiong was not renewed by the Company.

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

Audit Committee. The audit committee consists of Michael Blaszyk, Perry W. Premdas, Ulf M. (Mark) Schneider, Rainer Baule and Richard Ganz, with Mr. Blaszyk as the audit committee chairman. The board of directors has determined that Mr. Blaszyk meets the SEC’s definition of “audit committee financial expert” based on his position as chief financial officer of several companies, including Catholic Healthcare West. The board has determined that Michael Blaszyk, Perry W. Premdas and Richard Ganz are “independent” as defined in the NASDAQ Marketplace Rules. Although Ulf M. (Mark) Schneider and Rainer Baule are not “independent” as defined in NASDAQ Marketplace Rules, the board has determined that due to their financial background and their respective experiences in the industry, it was in the best interest of the stockholders for them to serve on the audit committee.

With the appointment of Richard Ganz by the board of directors to the audit committee, the independence requirements of the Sarbanes-Oxley Act and NASDAQ rules have been met during 2009.

The audit committee reviews our financial reporting process and the integrity of our financial statements, the system of internal controls, the internal and external audit process, and the process for monitoring compliance with laws and regulations. The audit committee also has the responsibility to review, consider and approve related party transactions. The audit committee charter may be viewed at our website at http://www.apppharma.com. The information contained on our website is not intended to be, nor shall it be incorporated by reference into, this filing.

Board Meetings and Attendance

During the year ended December 31, 2009, the Fresenius Kabi Pharmaceuticals Holding Inc. board of directors met eleven times. The audit committee held ten meetings during the year ended December 31, 2009. In 2009, all directors attended at least 75% of all meetings of the board of directors and the committees on which they served after becoming a member of the board or committee.

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

Code of Ethics

We have adopted a code of ethics entitled “APP Pharmaceuticals, Inc. Code of Business Conduct” which applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer and all persons performing similar functions. In addition, all employees at a vice president level or above, certify compliance with the Code of Business Conduct on an annual basis. Our Code of Business Conduct was filed as an exhibit to APP Pharmaceuticals, Inc.’s 2007 Annual Report on Form 10-K. Our Code of Business Conduct may also be viewed at our website at http://www.apppharma.com. The information contained on our website is not intended to be, nor shall it be incorporated by reference into, this filing.

The Audit Committee has reviewed and approved policies and procedures for (a) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and (b) the confidential and anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. These procedures are described in our Code of Business Conduct under the heading “Reporting Procedures and Other Inquiries.”

Insider Trading Policy

Our insider trading policy prohibits all employees and certain of their family members from purchasing or selling any type of security, whether the issuer of that security is our company or any other company, while aware of material, non-public information relating to the issuer of the security and from providing such material, non-public information to any person who may trade while aware of such information. The insider trading policy also prohibits employees from engaging in short sales with respect to our securities, purchasing or pledging our stock on margin and entering into derivative or similar transactions (i.e., puts, calls, options, forward contracts, collars, swaps or exchange agreements) with respect to our securities. We also have procedures that require trades by executive officers to be pre-cleared by our General Counsel.

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

Pursuant to the Merger with APP Pharmaceuticals, the Fresenius Kabi AG Board of Management sets the compensation philosophy, benchmarks, measurements and compensation payout for the Named Executive Officers (“NEOs”). Employment agreements were entered into with our NEOs which are listed in our summary compensation schedule, as well as in our Agreements with our NEOs section. FKP Holdings executive management sets the compensation philosophy, benchmarks, measurements and compensation payout for all other executives and all other employees. FKP Holdings does not have a compensation committee.

Compensation Philosophy

Our compensation philosophy is to provide a combination of cash and equity awards, fixed versus variable compensation, and employee benefits for our NEOs, senior executives and other employees to:

•	provide competitive levels of compensation to enable us to attract, retain and motivate talented management personnel;

•	reward individuals for their contributions to our achievement of our business objectives; and

•	align the interests of management with the interests of our stockholders in order to maximize stockholder value.

Attracting and retaining talent. To attract and retain executives with the ability and experience necessary to lead us and deliver strong performance, the Company targets cash compensation at the 50th percentile of pharmaceutical companies with revenues between $500 million and $1 billion. The 50th percentile was chosen because the Company believes that it will allow us to be competitive in attracting and retaining talented executives. The Company expects that management will consider these targets when making hiring and advancement decisions. For each individual officer, we also consider our needs for that officer’s skill set, experience, the contribution that the officer has made or we believe will make, whether the executive officer’s skill set is easily transferable to other potential employers and the competitive landscape for the executive officer’s skill set and position because we believe that we compete with our peer group for executive talent.

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

We view the base salary, annual incentive bonus and benefit components of compensation as related and designed to reward executives on an annual basis. However, we make determinations regarding long-term incentives with a longer time horizon than we do with the base salary, bonus and benefit components. We determine the appropriate level for each compensation component based in part, but not exclusively, on competitive benchmarking consistent with our recruiting and retention goals, our view of internal equity and consistency and other considerations we deem relevant, such as rewarding extraordinary performance or unique accomplishments. We make our salary and annual bonus decisions so that we can remain competitive with our peers.

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

The base salaries paid to our named executive officers in 2009 are set forth below in the Summary Compensation Table. For 2009, base salary cash compensation for our Named Executive Officers paid by FKP Holdings was approximately $2.0 million, with our CEO receiving approximately $0.6 million. We believe that the salaries paid achieved our objectives and were consistent with the compensation philosophy of our board of directors (there is no compensation committee).

Bonuses. The Company believes that periodic bonus awards can serve to motivate the executive officers to achieve annual performance goals, using more immediate measures for performance than those reflected in the appreciation in value of stock options.

In 2009, our Company approved a corporate bonus plan (the “2009 Bonus Plan”) to reward our employees and executives for assisting us to achieve our goals of continued growth in the Company’s operations. Under the 2009 Bonus Plan, the target performance goals were based on meeting certain corporate performance objectives, individual contributions and business unit successes. The goals were set so that the attainment of the targets was not assured and required significant effort by our executives. Cash incentive payments under the 2009 Bonus Plan required satisfaction of a minimum of 70% of the corporate performance goals and could have increased until a maximum of 130% of the corporate performance objectives were obtained. The corporate performance factor is then multiplied by the percentage of the individual employee’s bonus target that has been achieved to determine that employee’s cash incentive payment. The ratio of the individual and business unit components for an individual employee’s bonus target is based on the employee’s position with the Company. In 2009, the corporate performance objectives were not obtained and a discretionary bonus of 75% of an employee’s bonus under the 2009 Bonus Plan was approved by the board of directors.

The bonus targets of our NEOs are stated in individual employment agreements and measured by the Company’s success against its annual financial targets and are based on a projected progressive scale of financial growth. All NEO employment agreements expire in 2011 (“the Employment Period”). With respect to each calendar year during the Employment Period, the executive shall receive a cash bonus based on the achievement of the Company financial targets set forth and payable in a single lump sum cash payment not later than March 15 following the conclusion of the calendar year in which the annual bonus is earned. Bonus payout targets vary by NEO based on their individual employment agreements.

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

Impact of Regulatory Requirements on Compensation

Deductibility of Compensation. Section 162(m) of the Internal Revenue Code limits the tax deductibility by a publicly-held corporation of compensation in excess of $1 million paid to the CEO and any other of its three most highly compensated executive officers, other than the Chief Financial Officer, unless that compensation is “performance-based compensation” as defined by the Internal Revenue Code. The Company considers deductibility under Section 162(m) with respect to other compensation arrangements with executive officers. However, the board of directors believes that it is in our best interest that the Company retain its flexibility and discretion to make compensation awards, whether or not deductible, in order to foster achievement of performance goals established by management as well as other corporate goals that the board of directors deem important to our success, such as encouraging employee retention and rewarding achievement.

Accounting for Stock-Based Compensation. Stock-based compensation is reported at the fair value of the awards as of the grant in accordance with Account Standards Codification (ASC) 718.

Nonqualified Deferred Compensation. On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. We believe we are in compliance with the statutory provisions which were effective January 1, 2005.

Compensation Committee Interlocks and Insider Participation

For the Company’s fiscal year ended December 31, 2009, there were no interlocking relationships among our board of directors (there is no compensation committee).

Compensation Committee Report

The Company does not have a compensation committee. Accordingly, the entire board of directors reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) with management. Based on such review and discussions, the board of directors recommended that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

Board of Directors:

Bernhard Hampl

Michael Blaszyk

Perry H. Premdas

Patrick Soon-Shiong, M.D.

Ulf M. Schneider

Rainer Baule

Richard G. Ganz

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation of our CEO, our CFO and our three other highest paid executive officers:

Name and Principal Position	Year	Salary (1)($)	Bonus (2)($)	Option Awards (3)($)	Non-Equity Incentive Plan Compensation (4)($)	All Other Compensation (5)($)	Total ($)
Thomas Silberg	2009	600,000	—	160,288	200,000	63,469	1,023,757
President and Chief Executive Officer	2008	184,110	50,000	152,242	326,522	11,104	723,978

Richard Tajak	2009	350,000	50,000	69,690	188,105	22,570	680,365
Chief Financial Officer	2008	107,397	25,000	66,192	170,609	—	369,198

Richard Maroun	2009	480,000	—	69,690	277,474	23,494	850,658
General Counsel	2008	138,082	—	66,192	238,261	—	442,535

Frank Harmon	2009	393,750	—	69,690	188,105	22,770	674,315
Chief Operating Officer	2008	120,822	25,000	66,192	170,609	—	382,623

Christopher Bryant	2009	171,923	—	—	65,250	11,915	249,088
Chief Scientific Officer	2008	—	—	—	—	—	—

Sam Trippie	2009	—	—	—	—	—	—
Vice President - Manufacturing	2008	81,965	5,000	—	78,951	—	165,916

Explanatory Notes for Summary Compensation Table:

(1)	The salaries represent payments to key officers of Fresenius Kabi Pharmaceuticals Holding, Inc., for the year ended December 31, 2009 and the period from September 10, 2008 through December 31, 2008. Dr. Bryant was appointed Executive Vice President and Chief Scientific Officer on June 1, 2009 with an annual salary of $300,000.
(2)	Mr. Tajak received a one time “Retention Bonus” which was paid in 2009. Messrs. Silberg, Tajak, Harmon, and Trippie each received a one time “Project Bonus” which was paid in 2008 in recognition of their efforts while supporting the Fresenius Kabi Pharmaceutical Holding, Inc. acquisition of APP Pharmaceuticals, Inc.
(3)	The amount shown in this column reflects the grant date estimate of compensation cost to be recognized over the service period, excluding the effect of forfeitures, for options issued to the NEOs in 2009 and 2008 in accordance with ASC 718.
(4)	The amount shown in this column represents the annual cash incentive award earned either pursuant to the NEO’s Employment Agreement, and our 2009 and 2008 Bonus Plan, based on our achievement of our budgeted goals and financial targets, including discretionary bonuses approved by the Board of Directors. Non Equity Incentive Plan Compensation bonuses earned in 2009 and 2008 were paid by Fresenius Kabi Pharmaceuticals Holding in the first quarter of 2010 and 2009, respectively.
(5)	The table below provides the aggregate incremental cost of the components of the Other Annual Compensation provided by or paid for by us for the personal benefit of the NEOs, to the extent that such NEO received Other Annual Compensation in excess of $10,000. Components include our match for each individual’s 401(k) plan contributions, the cost of premiums paid by us for term life insurance and disability insurance under which the named executive officer is a beneficiary, perquisites consisting of automobile allowance and in the case of Mr. Silberg, Company provided housing costs. Perquisites earned in 2009 for Mr. Silberg in excess of $25,000 or 10% of total perquisites consisted of $18,000 in auto allowances and $32,344 in rent and furniture lease payments for a corporate apartment.

Name	Year	401(k) Match	Life and Disability Insurance	Perquisites	Total “All Other Compensation”
Thomas Silberg	2009	$7,350	$5,775	$50,344	$63,469
	2008	$—	$—	$11,104	$11,104

Richard Tajak	2009	$7,350	$3,220	$12,000	$22,570
	2008	$—	$—	$—	$—

Richard Maroun	2009	$7,350	$4,144	$12,000	$23,494
	2008	$—	$—	$—	$—

Frank Harmon	2009	$7,350	$3,420	$12,000	$22,770
	2008	$—	$—	$—	$—

Christopher Bryant	2009	$4,500	$723	$6,692	$11,915
	2008	$—	$—	$—	$—

GRANTS OF PLAN-BASED AWARDS TABLE

The following table sets forth information regarding the grants of annual cash incentive compensation, stock options and restricted stock to our NEOs made in 2009.

Name/Type	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Compensation Awards (1)		Estimated Future Payouts Under Equity Incentive Plan Compensation Awards
		Threshold ($)	Maximum ($)	Number of Securities Underlying Options (2)	Exercise or Base Price of Option Awards ($/sh) (2)	Grant Date Fair Value of Stock and Option Awards($) (3), (4)
Thomas Silberg	—	—	200,000
Stock options for ordinary shares	7/1/09			6,900	$47.66	$80,144
Stock options for non-voting preference shares	7/1/09			6,900	$56.33	$80,144

Richard Tajak	—	20,000	580,000
Stock options for ordinary shares	7/1/09			3,000	$47.66	$34,845
Stock options for non-voting preference shares	7/1/09			3,000	$56.33	$34,845

Richard Maroun	—	20,000	780,000
Stock options for ordinary shares	7/1/09			3,000	$47.66	$34,845
Stock options for non-voting preference shares	7/1/09			3,000	$56.33	$34,845

Frank Harmon	—	20,000	580,000
Stock options for ordinary shares	7/1/09			3,000	$47.66	$34,845
Stock options for non-voting preference shares	7/1/09			3,000	$56.33	$34,845

Chris Bryant	—	20,000	150,000	—	—	—

(1)	These columns show the threshold (minimum payout) and maximum possible payout based on our bonus targets for our NEOs which are described in the section “Bonuses” in the Compensation Discussion and Analysis. The bonus targets for our NEOs vary by NEO and are based on the terms of their individual employment agreements. The bonus target is measured based on the Company’s level of success in achieving its annual financial targets and is based on a projected progressive scale of financial growth. For Mr. Silberg, who retired from Fresenius Kabi Pharmaceuticals Holding, Inc. on December 31, 2009, the bonus payout is based on the terms of his Severance Agreement (see Potential Payments upon Termination or Change in Control). Target bonuses as determined under the NEOs employment agreements were paid out in the first quarter of 2010 and 2009, and are disclosed on our Summary Compensation Table and described under Note (4).
(2)	Option awards were granted on 7/1/09 representing two separate equity awards, options towards our Parent Company’s ordinary shares and options towards non-voting preference shares, with options to each share class in equal number, but with separate exercise prices of €33.81 and €39.96, respectively. For purposes of presentation in this table, the exercise price was converted from Euro to U.S. dollars at a rate of $1.4096 which was the exchange rate on 7/1/09. The options were granted at an exercise price representing the average stock exchange closing price in the 30 day calendar period prior to the date of grant.
(3)	The amount shown in this column reflects the fair value of granted options to by the NEOs, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions.
(4)	Equity compensation plans provide for the issuance of our Parent Company’s equity to officers, directors or other employees. Awards under the Equity compensation plan are issued in option rights towards equity of our Parent Company, i.e. towards ordinary shares and non-voting preference shares in Fresenius SE.

AGREEMENTS WITH OUR NEOs

The following is a description of selected terms of the agreements that we have entered into with our NEOs, as such terms relate to the compensation reported and described in the “Compensation Discussion and Analysis” section above.

Employment/Retention Agreements

Under the terms of his employment agreement, Thomas Silberg, our president and CEO, received an annual base salary of $600,000 beginning as of September 10, 2008, which may be adjusted in the discretion of our board. The employment agreement contains a provision for an annual bonus of up to $1,000,000, which is subject to the achievement of Company targets as outlined in the agreement and is paid in a single lump sum no later than March 15th of the following year. Additionally, Mr. Silberg is entitled to an automobile lease allowance of $1,500/month and a Company apartment rental not to exceed $3,000/month. The employment agreement for Mr. Silberg expires on December 31, 2011, with the option for extension for the next twelve month period and for additional annual extensions of twelve months in successive years, upon agreement of the Company and Mr. Silberg. The severance agreement for Mr. Silberg is discussed under Potential Payments upon Termination or Change of Control. Mr. Silberg retired from FKP Holdings on December 31, 2009.

Under the terms of an employment agreement with Richard Tajak, he receives an annual base salary of $350,000, beginning as of September 10, 2008 which may be adjusted in the discretion of our board. The employment agreement contains a provision for an annual bonus of up to $580,000, which is subject to the achievement of Company targets as outlined in the agreement and is paid in a single lump sum no later than March 15th of the following year. Additionally, Mr. Tajak is entitled to an automobile lease allowance of $1,000/month. Also under the terms of the employment agreement, Mr. Tajak received a $50,000 bonus for remaining with the Company through March 31, 2009. The employment agreement for Mr. Tajak expires on December 31, 2011, with the option for extension for the next twelve month period and for additional annual extensions of twelve months in successive years, upon agreement of the Company and Mr. Tajak. The employment agreement for Mr. Tajak also sets forth a severance provision which is discussed in the following section, Potential Payments upon Termination or Change in Control.

Under the terms of an employment agreement with Richard Maroun, he receives an annual base salary of $480,000, beginning as of September 10, 2008, which may be adjusted in the discretion of our board. The employment agreement contains a provision for an annual bonus of up to $780,000, which is subject to the achievement of Company targets as outlined in the agreement and is paid in a single lump sum no later than March 15th of the following year. Additionally, Mr. Maroun is entitled to an automobile lease allowance of $1,000/month. The employment agreement for Mr. Maroun expires on December 31, 2011, with the option for extension for the next twelve month period and for additional annual extensions of twelve months in successive years, upon agreement of the Company and Mr. Maroun. The employment agreement for Mr. Maroun also sets forth a severance provision which is discussed in the following section, Potential Payments upon Termination or Change in Control.

Under the terms of our employment agreement with Frank Harmon, our chief operating officer and executive vice president, Mr. Harmon received an increase of his annual base salary to $393,750 beginning as of September 10, 2008, which may be adjusted in the discretion of our board. The employment agreement contains a provision for an annual bonus of up to $580,000, which is subject to the achievement of Company targets as outlined in the agreement and is paid in a single lump sum no later than March 15th of the following year. Additionally, Mr. Harmon is entitled to an automobile lease allowance of $1,000/month. The employment agreement for Mr. Harmon expires on December 31, 2011, with the option for extension for the next twelve month period and for additional annual extensions of twelve months in successive years, upon agreement of the Company and Mr. Harmon. The employment agreement for Mr. Harmon also sets forth a severance provision which is discussed in the section, Potential Payments upon Termination or Change in Control.

Under the terms of an employment agreement with Christopher Bryant, he receives an annual base salary of $300,000, beginning as of May 15, 2009, which may be adjusted in the discretion of our board. The employment agreement contains a provision for an annual bonus of up to $150,000, which is subject to the achievement of Company targets as outlined in the agreement and is paid in a single lump sum no later than March 15th of the following year. Additionally, Dr. Bryant is entitled to an automobile lease allowance of $1,000/month. The employment agreement for Dr. Bryant expires on December 31, 2011, with the option for extension for the next twelve month period and for additional annual extensions of twelve months in successive years, upon agreement of the Company and Mr. Bryant. The employment agreement for Dr. Bryant also sets forth a severance provision which is discussed in the following section, Potential Payments upon Termination or Change in Control.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth the outstanding equity awards of our NEOs at December 31, 2009.

	Option Awards (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Name/Type	Number of Securities Underlying Unexercised Options Exercisable
Thomas Silberg
Stock options for ordinary shares	—	6,900	$47.66	7/01/16
Stock options for non-voting preference shares	—	6,900	$56.33	7/01/16
Stock options for ordinary shares	—	6,900	$52.75	12/01/15
Stock options for non-voting preference shares	—	6,900	$57.57	12/01/15
Richard Tajak
Stock options for ordinary shares	—	3,000	$47.66	7/01/16
Stock options for non-voting preference shares	—	3,000	$56.33	7/01/16
Stock options for ordinary shares	—	3,000	$52.75	12/01/15
Stock options for non-voting preference shares	—	3,000	$57.57	12/01/15
Richard Maroun
Stock options for ordinary shares	—	3,000	$47.66	7/01/16
Stock options for non-voting preference shares	—	3,000	$56.33	7/01/16
Stock options for ordinary shares	—	3,000	$52.75	12/01/15
Stock options for non-voting preference shares	—	3,000	$57.57	12/01/15
Frank Harmon
Stock options for ordinary shares	—	3,000	$47.66	7/01/16
Stock options for non-voting preference shares	—	3,000	$56.33	7/01/16
Stock options for ordinary shares	—	3,000	$52.75	12/01/15
Stock options for non-voting preference shares	—	3,000	$57.57	12/01/15
Chris Bryant	—	—	—	—

(1)	Vesting is contingent on the achievement of predetermined management targets in each of the three vesting years, and is not cumulative (ie: failure to achieve the target results in the award applicable to that particular year not vesting). Option awards were granted on 7/1/09 and 12/1/08 representing two separate equity awards, options towards ordinary shares and options towards non-voting preference shares, with separate exercise prices as of 7/1/09 of €33.81 and €39.96 and as of 12/1/08 of €41.62 and €45.43, respectively. For purposes of presentation in this table, the exercise price was converted from Euro to U.S. dollars at a rate of $1.4096 and $1.2673, which was the exchange rate on 7/1/09 and 12/1/08, respectively. The options were granted at an exercise price representing the average stock exchange closing price in the 30 day calendar period prior to the date of grant.

Potential Payments upon Termination or Change in Control

Pursuant to a Separation Agreement entered into between Mr. Silberg and APP on December 1, 2009 (the “Separation Agreement”), on the Separation Date Mr. Silberg will receive an amount equal to two times the sum of : (a) (i) his then current base salary, or $600,000 and (ii) a bonus of $200,000, payable in equal installments over the 24 month period subsequent to the Separation Date, (b) continued health benefits through December 31, 2011 on terms no less favorable than the terms in effect on the Separation Date and (c) an automobile lease allowance through December 31, 2011 in an amount not to exceed $1,500 per month. The Company’s obligations under the Separation Agreement are conditioned upon Mr. Silberg’s execution and non-revocation of a release of claims. Stock options held by Mr. Silberg in Fresenius SE shall remain outstanding and exercisable in accordance with the terms of the Fresenius SE Stock Option Plan 2008.

Pursuant to a Consulting Agreement entered into between Mr. Silberg and APP on December 1, 2009 (the “Consulting Agreement”), Mr. Silberg will provide APP with consulting services in order to ensure a smooth transition of the operational business of APP to a new chief executive officer from the day after the Separation Date through January 1, 2011. In return for such services, APP will pay Mr. Silberg a retainer fee of $20,000 and a fee of $1,500 for each full day of consulting services provided by Mr. Silberg at APP’s headquarters or any other location that requires Mr. Silberg to travel. The parties anticipate this additional fee will be approximately $20,000 over the course of the one-year term of the Consulting Agreement.

The employment agreement for Mr. Tajak also sets forth a severance provision, whereby if termination occurs during the term of the employment agreement for a reason other than for cause, Mr. Tajak will receive an amount equal to (a) one and one half times his then current base salary, or approximately $525,000 (b) 30% of the annual bonus paid to Mr. Tajak for the most recent completed calendar year, or approximately $56,000, and (c) continued health benefits during the 12 month period following the date of termination at a cost of approximately $1,000/month. The executive is subject to covenants for non-disclosure of confidential information, non-competition, non-solicitation of customers and non-solicitation of employees. There is no provision for change in control in the employment agreement.

The employment agreement for Mr. Maroun also sets forth a severance provision, whereby if termination occurs during the term of the employment agreement for a reason other than for cause, Mr. Maroun will receive an amount equal to (a) 18 months of his then current base salary or approximately $720,000, (b) 50% of the annual bonus paid to Mr. Maroun for the most recent completed calendar year, or approximately $83,000, (c) continued health benefits during the 18 month period immediately following the date of termination at a cost of approximately $1,000/month, and (d) continued automobile lease allowance during the 18 month period immediately following the date of termination, not to exceed $1,000/month. The executive is subject to covenants for non-disclosure of confidential information, non-competition, non-solicitation of customers and non-solicitation of employees. There is no provision for change in control in the employment agreement.

The employment agreement for Mr. Harmon also sets forth a severance provision, whereby if termination occurs during the term of the employment agreement for a reason other than for cause, Mr. Harmon will receive an amount equal to (a) one and one half times his then current base salary or approximately $591,000, (b) 30% of the annual bonus paid to Mr. Harmon for the most recent completed calendar year, or approximately $56,000, and (c) continued health benefits during the 12 month period immediately following the date of termination at a cost of approximately $1,000/month. The executive is subject to covenants for non-disclosure of confidential information, non-competition, non-solicitation of customers and non-solicitation of employees. There is no provision for change in control in the employment agreement.

The employment agreement for Dr. Bryant also sets forth a severance provision, whereby if termination occurs during the term of the employment agreement for a reason other than for cause, Dr. Bryant will receive an amount equal to (a) one and one half times his then current base salary or approximately $450,000, (b) 30% of the annual bonus paid to Dr. Bryant for the most recent completed calendar year, or approximately $20,000, and (c) continued health benefits during the 12 month period immediately following the date of termination at a cost of approximately $1,000/month. The executive is subject to covenants for non-disclosure of confidential information, non-competition, non-solicitation of customers and non-solicitation of employees. There is no provision for change in control in the employment agreement.

COMPENSATION OF DIRECTORS

Directors who are also our employees receive no additional compensation for their services as directors. Our non-employee directors receive cash compensation as follows: (i) an annual retainer of $75,000, (ii) $2,500 for each board meeting attended in person and $500 for each board meeting attended telephonically, (iii) an annual retainer for the Audit Committee Chair of $5,000; and (iv) $2,000 for attendance at each audit committee meeting in person and $500 for each audit committee meeting attended telephonically. The Executive Chairman receives two times the annual retainer and board meeting fees. Non-employee directors are also reimbursed for travel expenses and other out-of-pocket costs of attending board and committee meetings. Directors who are also our employees are eligible to receive option awards directly under the Fresenius Stock Incentive Plan.

The following table sets forth specified information regarding the compensation for 2009 of our directors who are not employees:

Name	Fees Earned ($)	Option Awards ($) (4)	Total ($)
Bernhard Hampl (1)	28,000	—	28,000
Michael Blaszyk	103,500	—	103,500
Perry Premdas	99,000	—	99,000
Dr. Patrick Soon-Shiong	81,500	—	81,500
Dr. Ulf M. Schneider (3)	—	—	—
Rainer Baule (3)	—	—	—
Richard G. Ganz (2)	30,425	—	30,425

(1)	Mr. Hampl became executive chairman of the board of directors effective November 1, 2009 and received a portion of his $150,000 annual retainer fee.
(2)	Mr. Ganz was elected to the board on September 8, 2009 and received a portion of his $75,000 annual retainer fee.
(3)	Messrs. Schneider and Baule, as employees of Fresenius, have forgone their director’s yearly retainer and meeting fees.
(4)	The amount shown in this column reflects the grant date estimate of compensation cost to be recognized over the service period, excluding the effect of forfeitures, for options issued to directors in 2009 in accordance with ASC 718.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 29, 2010, for (i) each person who is known by us to beneficially own more than 5% of our common stock, (ii) each of the directors, (iii) each of the named executive officers appearing in the Summary Compensation Table above, and (iv) all of the directors and executive officers as a group.

Name and Address of Beneficial Owner	Number of Common Stock Shares Beneficially Owned (1)	Percent of Class (%)
5% Stockholders
Fresenius Kabi AG (Else-Kroener-Strasse 1, 61352 Bad homburg v.d.H.)	1,000	100.00
All named executive officers and directors as a group (twelve persons)	—	0.0

(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentage of shares beneficially owned is based on 1,000 shares of common stock outstanding as of March 31, 2010.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following is a description of certain transactions and relationships entered into or existing during the fiscal year ended December 31, 2009 between us and certain affiliated parties. Our audit committee has the authority to review and to approve all related party transactions. It is our practice to have all related party transactions approved by either our audit committee or an independent committee of the board. We believe that the terms of such transactions were no less favorable to us than could have been obtained from an unaffiliated party.

In connection with the Merger and associated financing transactions, FKP Holdings and its subsidiaries entered into a number of intercompany loan agreements with subsidiaries of Fresenius, the Company’s parent, as described in Note 9 to the consolidated financial statements—Long-Term Debt and Credit Facility. At December 31, 2009, the principal amount outstanding under these loans was $3,033.2 million. Interest expense recognized on these intercompany loans for the year ended December 31, 2009 was $249.0 million and accrued interest of $47.1 million was due on these intercompany loans at December 31, 2009. As described in Note 9 to the consolidated financial statements—Long-Term Debt and Credit Facility, in the year ended December 31, 2009 the Company paid $67.5 million in issuance costs related to the refinancing of the Bridge Intercompany Loan.

Other

In connection with the Merger, Fresenius and FKP Holdings entered into a consulting agreement with Patrick Soon-Shiong for a period of one year, at a rate of $600,000 per year, renewable by the parties unless terminated by Fresenius and FKP Holdings. In addition, while the consulting agreement is in effect, to the extent that the Adjusted EBITDA of FKP Holdings and its subsidiaries exceeds by at least ten percent APP management’s projected Adjusted EBITDA set forth in its three year business plan, Dr. Soon-Shiong shall receive an additional incentive fee of $600,000 per year. Subsequent to the year ended December 31, 2009 the consulting agreement with Dr. Soon-Shiong was not renewed by the Company.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees for professional services provided by our independent registered public accounting firm, KPMG, LLP, for the year ended December 31, 2009 and for the period from September 10, 2008 through December 31, 2008, were as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008
	(in thousands)	(in thousands)
Audit fees	$1,672	$1,552
Audit-related fees	227	—
Tax fees	31	—
All other fees	338	—

Total	$2,268	$1,552

The audit committee is responsible for reviewing and pre-approving all audit and non-audit services provided by our independent registered public accounting firm, as described in the audit committee’s charter. The audit committee reviews and, if appropriate, approves non-audit service engagements, taking into account the proposed scope of the non-audit services, the proposed fees for the non-audit services, whether the non-audit services are permissible under applicable law or regulation and the likely impact of the non-audit services on the independence of the independent auditors. All of the above fees were billed to us by KPMG for the services categorized above, and all such services were pre-approved by our audit committee. Audit fees included fees associated with the audit of our year-end financial statements and the review of documents filed with the SEC including our quarterly reports on Form 10-Q and annual report on Form 10-K. Audit-related fees principally included fees in connection with accounting consultations, the audit of the financial statements of our 401(k) and other benefit plans and the statutory audit of the financial statements of our Puerto Rico facility. Tax fees included fees for tax compliance, tax advice and tax planning services. All other fees relate to various consulting and advisory related services, principally associated with compliance with government pricing regulations.

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(3) Exhibits

Exhibit Number	Description

2.1	Separation and Distribution Agreement among APP, Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 2.3 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

2.2	Agreement and Plan of Merger, dated July 6, 2008 among APP, Fresenius SE, Fresenius Kabi Pharmaceuticals Holding LLC, and Fresenius Kabi Pharmaceuticals LLC (Incorporated by reference to Exhibit 2.1 to APP’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2008)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2008)

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2008)

4.1	Reference is made to Exhibits 3.1 and 3.2

10.1	Tax Allocation Agreement among APP, Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 10.2 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.2	Transition Services Agreement between APP, and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 10.3 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.3	Employee Matters Agreement among APP, APP Pharmaceuticals, LLC, Abraxis BioScience, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 10.4 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.4*	Manufacturing Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 10.5 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.5	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the premises located at 2020 Ruby Street, Melrose Park, Illinois (Incorporated by reference to Exhibit 10.6 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.6	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the warehouse facilities located at 2045 N. Cornell Avenue, Melrose Park, Illinois (Incorporated by reference to Exhibit 10.7 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.7	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the research and development facility located at 2045 N. Cornell Avenue, Melrose Park, Illinois (Incorporated by reference to Exhibit 10.8 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.8	Lease Agreement between Abraxis BioScience, LLC and APP Pharmaceuticals, LLC for the premises located at 3159 Staley Road, Grand Island, New York (Incorporated by reference to Exhibit 10.9 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.9	Lease Agreement between Manufacturers Life Insurance Company (U.S.A.) and APP for 1501 E. Woodfield Road, Suite 300 East Schaumburg, Illinois, known as Schaumburg Corporate Center (Incorporated by reference to APP’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2005)

10.10	Purchase and Sale Agreement, dated April 24, 2006, between APP and Pfizer, Inc. (Incorporated by reference to Exhibit 10.26 to APP’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

10.11*	Asset Purchase Agreement, dated April 26, 2006, between APP and AstraZeneca UK Limited (Incorporated by reference to Exhibit 10.14 to APP’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

Exhibit Number	Description

10.12*	Amendment to the Asset Purchase Agreement, dated June 28, 2006, between APP and AstraZeneca UK Limited (Incorporated by reference to Exhibit 10.15 to APP’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.13*	Manufacturing and Supply Agreement, dated June 28, 2006, between APP and AstraZeneca LP. (Incorporated by reference to Exhibit 10.17 to APP’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.14*	Manufacturing and Supply Agreement, dated June 28, 2006, between APP and AstraZeneca Pharmaceuticals LP. (Incorporated by reference to Exhibit 10.18 to APP’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.15	Retention Agreement, dated as of November 20, 2006, between APP and Thomas H. Silberg (Incorporated by reference to Exhibit 10.24 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

10.16	Retention Agreement, dated as of November 20, 2006, between APP and Frank Harmon (Incorporated by reference to Exhibit 10.25 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

10.17*	Credit Agreement, dated August 20, 2008, among Fresenius SE, the borrowers and other guarantors identified therein, Deutsche Bank AG London Branch, as Administrative Agent and certain lenders thereto (Incorporated by reference to Exhibit 10.17 to Fresenius Kabi Pharmaceuticals Holding, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008)

10.18	First Amendment to the Credit Agreement dated October 6, 2008 among the Registrant, Fresenius SE, certain affiliates of Fresenius SE named therein and Deutsche Bank AG London Branch, as Administrative Agent (Incorporated by reference to Exhibit 10.18 to Fresenius Kabi Pharmaceuticals Holding, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008)

10.19*	Intercompany Term Loan Agreement dated September 10, 2008 among Fresenius Kabi Pharmaceuticals, LLC, the guarantors listed therein, Deutsche Bank AG London Branch as collateral agent and Fresenius US Finance I, Inc. (Incorporated by reference to Exhibit 10.19 to Fresenius Kabi Pharmaceuticals Holding, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008)

10.20	First Amendment to Intercompany Term Loan Agreement dated October 10, 2008 among APP Pharmaceuticals, Inc., the guarantors listed therein, Deutsche Bank AG London Branch as collateral agent and Fresenius US Finance I, Inc. (Incorporated by reference to Exhibit 10.20 to Fresenius Kabi Pharmaceuticals Holding, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008)

10.21*	Intercompany Bridge Term Loan Agreement dated September 10, 2008 among Fresenius Kabi Pharmaceuticals Holding, Inc., the guarantors named therein, Deutsche Bank AG London Branch as collateral agent and Fresenius US Finance II, Inc. (Incorporated by reference to Exhibit 10.21 to Fresenius Kabi Pharmaceuticals Holding, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008)

10.22	Employment Agreement between APP and Richard Tajak (Incorporated by reference to Exhibit 10.25 to APP’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2008)

10.23	Form of Contingent Value Rights Agreement (Incorporated by reference to Exhibit 4.1 to Fresenius Kabi Pharmaceuticals Holding, LLC Form S-4 filed with the Securities and Exchange Commission on July 31, 2008)

10.24	Non-Competition Agreement, dated as of July 6, 2008, among Fresenius SE and Dr. Patrick Soon-Shiong (Incorporated by reference to Exhibit 10.2 to Fresenius Kabi Pharmaceuticals Holding, LLC Form S-4 filed with the Securities and Exchange Commission on July 31, 2008)

10.25	Consulting Agreement dated as of July 6, 2008, among Fresenius SE, Fresenius Kabi Pharmaceuticals Holding, LLC and Dr. Patrick Soon-Shiong (Incorporated by reference to Exhibit 10.3 to Fresenius Kabi Pharmaceuticals Holding, LLC Form S-4 filed with the Securities and Exchange Commission on July 31, 2008)

10.26	Employment Agreement dated as of September 10, 2008, between Fresenius Kabi Pharmaceuticals Holding, Inc. and Thomas Silberg (Incorporated by reference to Exhibit 10.26 to Fresenius Kabi Pharmaceuticals Holding, Inc. Form 10-K/A filed with the Securities and Exchange Commission on March 31, 2009)

10.27	Employment Agreement dated as of September 10, 2008, between Fresenius Kabi Pharmaceuticals Holding, Inc. and Richard Tajak (Incorporated by reference to Exhibit 10.27 to Fresenius Kabi Pharmaceuticals Holding, Inc. Form 10-K/A filed with the Securities and Exchange Commission on March 31, 2009)

Exhibit Number	Description

10.28	Employment Agreement dated as of September 10, 2008, between Fresenius Kabi Pharmaceuticals Holding, Inc. and Frank Harmon (Incorporated by reference to Exhibit 10.28 to Fresenius Kabi Pharmaceuticals Holding, Inc. Form 10-K/A filed with the Securities and Exchange Commission on March 31, 2009)

10.29	Employment Agreement dated as of September 9, 2009, between Fresenius Kabi Pharmaceuticals Holding, Inc. and Christopher Bryant (Incorporated by reference to Exhibit 10.25 to Fresenius Kabi Pharmaceuticals Holding, Inc. Form 8-K filed with the Securities and Exchange Commission on June 4, 2009)

10.30†	Employment Agreement dated as of February 19, 2010, between Fresenius Kabi Pharmaceuticals Holding, Inc. and John Ducker

10.31	Employment Agreement effective January 1, 2009, between Fresenius Kabi Pharmaceuticals Holding, Inc. and Richard Mauron (Incorporated by reference to Exhibit 10.29 to Fresenius Kabi Pharmaceuticals Holding, Inc. Form 10-Q filed with the Securities and Exchange Commission on April 30, 2009)

14.1	Code of Business Conduct (Incorporated by reference to Exhibit 14.1 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

21.1†	List of Subsidiaries of the Registrant

24.1	Power of Attorney (included on signature page)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Schaumburg, State of Illinois on the 31st day of March 2010.

FRESENIUS KABI PHARMACEUTICALS HOLDING, INC.

By:	/s/ JOHN DUCKER
John Ducker
President and Chief Executive Officer