Form 10-Q
period 2010-06-30
Fresenius Kabi Pharmaceuticals Holding, Inc.
filed 2010-08-02
CIK 1439449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 2, 2010, all of the shares of the registrant’s common stock were held by Fresenius Kabi AG.

Fresenius Kabi Pharmaceuticals Holding, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Fresenius Kabi Pharmaceuticals Holding, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2010	December 31, 2009
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$5,588	$10,469
Accounts receivable, net	123,555	85,517
Inventories	224,314	212,065
Prepaid expenses and other current assets	18,518	31,606
Current receivables from related parties	1,605	1,219
Income taxes receivable	10,634	51,963
Deferred income taxes	24,359	18,880

Total current assets	408,573	411,719
Property, plant and equipment, net	122,523	129,784
Intangible assets, net	485,357	506,215
Goodwill	3,662,173	3,664,371
Deferred financing costs	112,795	117,166
Other non-current assets, net	1,239	29,430

Total assets	$4,792,660	$4,858,685

Liabilities and stockholder’s equity
Current liabilities:
Cash overdraft	$3,732	$—
Accounts payable	53,774	53,238
Accrued liabilities	85,359	57,320
Current payables to related parties	25,752	9,914
Accrued intercompany interest	67,317	47,141
Current CVR payable	21,223	—
Current portion of long-term debt	99,975	76,475
Current portion of intercompany debt	440,584	441,511

Total current liabilities	797,716	685,599
Long-term debt	769,231	844,969
Deferred income taxes, non-current	41,113	77,593
Fair value of interest rate swaps with Parent and affiliates	71,916	53,188
Intercompany notes payable to Parent and affiliates	2,522,711	2,591,693
CVR payable, non-current	—	48,976
Other non-current liabilities	35,686	17,591

Total liabilities	4,238,373	4,319,609

Stockholder’s equity:
Common stock - $0.001 par value; 1,000 shares authorized and outstanding in 2010 and 2009	—	—
Additional paid-in capital	900,623	900,379
Accumulated deficit	(311,745)	(342,830)
Accumulated other comprehensive loss	(34,591)	(18,473)

Total stockholder’s equity	554,287	539,076

Total liabilities and stockholder’s equity	$4,792,660	$4,858,685

See accompanying notes to condensed consolidated financial statements

Fresenius Kabi Pharmaceuticals Holding, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Net revenue	$305,228	$215,335	$521,427	$407,532
Cost of sales	166,824	105,569	285,257	197,746

Gross profit	138,404	109,766	236,170	209,786
Operating expenses:
Research and development	5,602	7,678	11,198	14,378
Selling, general and administrative	28,284	24,387	55,973	47,840
Amortization of merger related intangibles	9,163	9,163	18,326	18,326

Total operating expenses	43,049	41,228	85,497	80,544

Income from operations	95,355	68,538	150,673	129,242
Interest expense	(15,792)	(14,106)	(33,441)	(34,486)
Intercompany interest expense	(52,954)	(65,867)	(110,425)	(137,351)
Unrealized gain on change in fair value of contingent value rights	3,265	16,325	27,753	13,060
Interest income and other, net	1,364	(1,755)	4,841	4,570

Income (loss) before income taxes	31,238	3,135	39,401	(24,965)
Income tax expense (benefit)	12,019	6,829	8,316	(10,166)

Net income (loss)	19,219	(3,694)	31,085	(14,799)

See accompanying notes to condensed consolidated financial statements

Fresenius Kabi Pharmaceuticals Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Cash flows from operating activities:

Net income (loss)	$31,085	$(14,799)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,926	10,412
Amortization	19,248	19,100
Amortization of merger related intangibles	18,326	18,326
Write-off of deferred financing fees	—	14,661
Impairment of intangible assets	1,400	—
Gain on non-cash foreign currency transactions	(3,378)	(4,830)
Change in fair value of contingent value rights	(27,753)	(13,060)
Stock-based compensation	244	116
(Gain) loss on disposal of property, plant and equipment	(633)	383
Deferred income taxes	(30,317)	10,362
Other non-cash charges	1,035	82
Changes in operating assets and liabilities:
Accounts receivable, net	(38,038)	(195)
Inventories	(12,249)	(32,596)
Current receivables from related parties	(386)	(13,275)
Income taxes receivable	41,329	(4,790)
Prepaid expenses and other current assets	2,323	(9,759)
Other non-current assets	322	32,322
Accounts payable and accrued liabilities	14,002	9,665
Current payables to related parties	14,311	(2,129)
Accrued intercompany interest	20,176	42,002
Intercompany payable to Parent-non-current	—	(12,622)
Other non-current liabilities	175	27

Net cash provided by operating activities	61,148	49,403

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,847)	(10,142)
Purchases of other non-current assets	—	(2,500)
Proceeds from sale of fixed assets	2,743	—
Proceeds from note receivable from Parent	—	33,800
Cash paid for Fresenius merger	—	(2,000)

Net cash (used in) provided by investing activities	(2,104)	19,158

Cash flows from financing activities:
Cash overdraft	3,732	—
Payments under unsecured credit facility, net	(52,920)	(70,888)
(Payments) borrowings under secured credit facility, net	(2,488)	57,769
Payments of deferred financing costs	(12,217)	(62,679)

Net cash used in financing activities	(63,893)	(75,798)
Effect of exchange rates on cash and cash equivalents	(32)	1,868

Net decrease in cash and cash equivalents	(4,881)	(5,369)
Cash and cash equivalents, beginning of period	10,469	8,441

Cash and cash equivalents, end of period	$5,588	$3,072

Supplemental disclosure of cash flow information:
Cash received/ (paid) during the period for:
Interest	$(105,767)	$(96,107)

Income taxes	$2,630	$15,706

See accompanying notes to condensed consolidated financial statements

FRESENIUS KABI PHARMACEUTICALS HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

(1) Description of Business and Summary of Significant Accounting Policies

Description of Business

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

FKP Holdings is a Delaware corporation and an indirect wholly-owned subsidiary of Fresenius. FKP Holdings was formed on July 2, 2008, and prior to the Merger had not carried on any activities or operations except for those activities incidental to its formation and in connection with the transactions related to the Merger. Following the Merger, the operating assets and business of FKP Holdings consisted exclusively of those of APP prior to the Merger.

The Company incurred indebtedness in connection with the Merger, the proceeds of which together with other funds provided by Fresenius though equity contributions and loans to FKP Holdings and its subsidiaries were used to pay the aggregate Merger consideration, repay a portion of the Company’s then outstanding indebtedness and pay fees and expenses related to the Merger. The Company also issued contingent value rights (“CVRs”) to the holders of APP common stock and the holders of stock options and restricted stock issued by APP prior to the Merger. The term “Transactions” refers to, collectively, (1) the Merger, (2) the incurrence of the initial merger-related indebtedness, and (3) the issuance of the CVRs. Fresenius has committed to the Company that it will provide financial support to FKP Holdings sufficient for it to satisfy its obligations and debt service requirements arising under the Company’s existing financing instruments that were incurred in connection with the Merger as they come due until at least January 1, 2011.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

The balance sheet information at December 31, 2009 has been derived from the audited consolidated financial statements of FKP Holdings as of that date, but does not include all of the information and notes required by GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Certain prior period balances have been reclassified to conform to the presentation adopted in the current period. In the fourth quarter of 2009, the Company identified that cash flows related to notes receivable activity with the Parent had been displayed in financing cash flows rather than investing cash flows. The accompanying consolidated cash flow statement for the six months ended June 30, 2009 has been revised to present notes receivable activity with the Parent as investing cash flows. This revision did not impact the change in cash and cash equivalents or cash provided by operating activities as previously reported.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates may also affect the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition and related allowances, inventory, impairments of long-lived assets including intangible assets, impairments of goodwill, derivatives and hedging activities, income taxes including valuation allowances for deferred tax assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

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

In June 2009, the FASB issued ASU 2009-17, which eliminates the exceptions to the rules requiring consolidation of qualifying special-purpose entities (the “QSPE”), which means more entities will be subject to consolidation assessments and reassessments. The guidance also requires ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity (“VIE”) and clarifies characteristics that identify a VIE. In addition, additional disclosures about a company’s involvement with a VIE and any significant changes in risk exposure due to that involvement are required. This guidance was effective for the Company beginning in 2010, and our adoption of this guidance had no impact on our condensed consolidated financial statements.

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

On September 8, 2009, the Board of Directors of FKP Holdings formally approved management’s plan to close the Barceloneta, Puerto Rico manufacturing facility, which was acquired in the Merger, and transfer production operations to existing Company plants in the United States. This action was taken to lower overall manufacturing costs and to strengthen the Company’s long-term competitive position. The closure is expected to be substantially completed by the end of 2010. The decision to close this facility was made pursuant to a plan developed by FKP Holdings in connection with the Merger, and resulted in various adjustments to the estimated amounts assigned to certain assets acquired, liabilities assumed and residual goodwill in connection with the APP acquisition.

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

Because any amount payable to the holders of CVRs must be settled in cash, the CVRs are classified as liabilities in the accompanying condensed consolidated financial statements. The estimated fair value of the CVRs at the date of acquisition was included in the cost of the acquisition. At each reporting date, the CVRs are marked-to-market based on the closing price of a CVR as reported by NASDAQ, and the change in the fair value of the CVRs for the reporting period is included in the statements of operations. At June 30, 2010 and December 31, 2009, the carrying value of the CVR liability was approximately $21.2 million and $49.0 million, respectively.

(4) Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out, or FIFO method, as follows (in thousands):

	For the Period Ended
	June 30, 2010			December 31, 2009
	Approved	Pending Regulatory Approval	Total Inventory	Approved	Pending Regulatory Approval	Total Inventory
	(in thousands)
Finished goods	$94,604	—	$94,604	$70,551	16,733	$87,284
Work in process	34,227	—	34,227	29,432	—	29,432
Raw materials	92,578	2,905	95,483	91,894	3,455	95,349

	$221,409	$2,905	$224,314	$191,877	$20,188	$212,065

Inventories consist of products currently approved for marketing and costs related to certain products that are pending regulatory approval. From time to time, we capitalize inventory costs associated with products prior to regulatory approval based on our judgment of probable future approval, commercial success and realizable value. Such judgment incorporates our knowledge and best judgment of where the product is in the regulatory review process, our required investment in the product, market conditions, competing products and our economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. In evaluating the market value of inventory pending regulatory approval as compared to the capitalized cost, we considered the market, pricing and demand for competing products, our anticipated selling price for the product and the position of the product in the regulatory review process. If final regulatory approval for such products is denied or delayed, we revise our estimates and judgments about the recoverability of the capitalized costs and, where required, provide reserves for or write-off such inventory in the period those estimates and judgments change. At June 30, 2010 and December 31, 2009, inventory included $2.9 and $20.2 million, respectively, in costs related to products pending approval by the United States Food and Drug Administration (“FDA”). The decrease in products pending approval during the current period is attributed to increases in reserves related to uncertainty in FDA approval of certain products.

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

(5) Long-Term Debt and Credit Facility

A summary of our external and intercompany debt is as follows:

	June 30, 2010	December 31, 2009
External debt
Senior Credit Facilities, with interest at variable rates based on LIBOR plus a margin. Term loan B2 and C2 are subject to a minimum rate
Term loan A2, due in semi-annual installments through September 10, 2013,	$438,500	$462,500
Term loan B2, due in equal semi-annual installments with a final balloon payment on September 10, 2014	—	458,944
Term loan C2, due in equal semi-annual installments beginning June 10, 2010, with a final balloon payment on September 10, 2014	406,706	—
Target revolving credit facility loan, due at expiration of the facility on September 10, 2013.	24,000	—

Total external debt	869,206	921,444
Current maturities of external debt	(99,975)	(76,475)

Long-term external debt	$769,231	$844,969

Internal debt
Intercompany Credit Facilities
Short-term unsecured intercompany loans payable to Fresenius Kabi AG, due in 30 to 60 days from date of issue, with interest at fixed rates	$336,000	$360,000

Secured senior intercompany loans payable to a financing subsidiary of Fresenius SE, with interest at variable rates based on LIBOR or EURIBOR plus a margin. Term loan B1 and C1 are subject to a minimum rate

Term loan A1, due in semi-annual installments through September 10, 2013	438,500	462,500
Term loan B1, due in equal semi-annual installments with a final balloon payment on September 10, 2014	—	657,742
Term loan C1, due in equal semi-annual installments with a final balloon payment on September 10, 2014	582,878	—
Euro currency term loan B1 (€197.5 million), due in equal semi-annual installments with a final balloon payment on September 10, 2014	—	265,791
Euro currency term loan C1 (€163.5 million), due in equal semi-annual installments with a final balloon payment on September 10, 2014	200,631	—
Unsecured intercompany loans payable to a financing subsidiary of Fresenius SE, due July 15, 2015, with interest at fixed rates
US dollar denominated	500,000	500,000
Euro currency denominated (€115.7 million)	141,967	166,668
Unsecured intercompany loans payable to Fresenius Kabi AG, due September 10, 2014, with Interest at fixed rates	722,825	601,775
Euro currency denominated loans payable (€33.0 million as of June 30, 2010 and €13 million as of December 31, 2009)	40,494	18,728

Total intercompany debt	2,963,295	3,033,204
Current maturities of intercompany debt	(440,584)	(441,511)

Long-term intercompany debt	$2,522,711	$2,591,693

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

The Senior Credit Facilities Agreement provides Fresenius and certain of its subsidiaries with various credit facilities. These include two term loan facilities and a $150 million revolving credit facility under which APP Pharmaceuticals, LLC, a wholly owned subsidiary of APP, is the obligor.

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

Post-Merger Activity

In October 2008, the amount available under the Senior Credit Facilities Agreement was increased and the full amount of the increase to the facility was drawn down. These funds, along with an additional $166.9 million of proceeds from other intercompany borrowings were used to repay a portion of the balance outstanding under the Bridge Facility Agreement. On January 21, 2009, the borrower under the Bridge Facility Agreement, which is an affiliate of Fresenius, issued two tranches of notes in a private placement. Proceeds of the notes issuance were used, among other things, to repay in full the balance outstanding under the Bridge Facility Agreement. Upon the repayment of the bridge loan, the Bridge Intercompany Loan was refinanced and replaced with an Intercompany Dollar Loan of $500 million and an Intercompany Euro Loan of €115.7 million. These new intercompany loans are not guaranteed or secured. As a result of the refinancing, in the first quarter of 2009, the Company wrote-off $14.6 million of Bridge Intercompany Loan unamortized debt issuance costs and incurred debt issuance costs of $67.5 million for the new Intercompany Dollar and Euro loans.

On December 10, 2009 and February 10, 2010, the Company entered into three unsecured intercompany loans with Fresenius Kabi AG in the amount of €13 million, $46.3 million and $32.3 million and €20 million, $71.3 million and $49.8 million, respectively. These loans replaced Senior Intercompany Loans of like amounts. These Fresenius Kabi AG notes bear fixed interest rates. There was no change to principal maturity dates as a result of this exchange of notes.

On March 18, 2010, the 2008 Senior Credit Facilities Agreement was amended, and Term Loan B, consisting of APP’s Term Loan B2 and Term Loan B1 were replaced with a lower interest bearing Term Loan C, consisting of APP’s Term Loan C2 and Term Loan C1. There was no change to principal amount outstanding as a result of this exchange of notes. The amendments to the 2008 Senior Credit Agreement also modified certain of the financial covenants, which are measured at the consolidated Fresenius SE level, as defined in the agreement. As a result of the debt replacement in the first quarter of 2010, the Company incurred debt issuance costs of $13.7 million for the Term Loan C, of which $12.2 million was paid directly by the Company and $1.5 million was pushed down from the Parent.

The following is the repayment schedule for Term Loans A2 and C2, the target revolver and the intercompany loans outstanding as of June 30, 2010 (in thousands):

	Term Loan A2	Term Loan C2	Target Revolver	Intercompany Fresenius	Total
12 months from 7/1/10 to 6/30/11	$95,000	$4,975	$—	$440,584	$540,559
12 months from 7/1/11 to 6/30/12	150,000	4,975	—	159,584	314,559
12 months from 7/1/12 to 6/30/13	150,000	4,975	—	159,584	314,559
12 months from 7/1/13 to 6/30/14	43,500	4,975	24,000	53,084	125,559
12 months from 7/1/14 to 6/30/15	—	386,806	—	1,508,492	1,895,298
7/1/15 and thereafter	—	—	—	641,967	641,967

	$438,500	$406,706	$24,000	$2,963,295	$3,832,501

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

As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk when these instruments are in an asset position. The Company manages the counterparty credit risk by entering into derivative contracts only with its Parent company and its affiliates. As a result, as of June 30, 2010, the Company does not expect to experience any losses as a result of default of its counterparty.

Foreign Currency Contracts: Included in our intercompany borrowings are several Euro-denominated notes, including €196.5 million in notes with maturities in 2014, and a €115.7 million note with a maturity in 2015. In connection with these borrowings, we entered into foreign currency swap contracts in order to limit our exposure to changes in current exchange rates on the Euro-denominated notes principal balance. We have entered into these foreign currency swaps with affiliates of Fresenius for the total of the Euro-denominated notes principal balance. These agreements mature at various dates through January 2012, and are not designated as hedging instruments for accounting purposes. For the six months ended June 30, 2010 and 2009 we recognized a foreign currency loss of $63.4 million and gain of $22.5 million, respectively, in our other income (expense) related to the change in fair value of these swap agreements. These foreign currency losses and gains were offset by $66.7 million and $17.8 million in currency gains and losses we recorded in the six months ended June 30, 2010 and 2009, respectively, in order to adjust the carrying value of the Euro-denominated notes to reflect the period-end exchange rate.

We have also entered into foreign currency forward contracts for €10.0 million of the future cash flows related to the interest payments due on the €196.5 million notes through December 12, 2011, and €20.3 million of the future cash flows related to the interest payments due on the €115.7 million note through January 17, 2012. These foreign currency agreements have been designated as hedges of our exposure to fluctuations in interest payments on outstanding Euro-denominated borrowings due to changes in Euro/U.S. dollar exchange rates (a cash flow hedge).

During the second quarter of 2010, we entered into foreign currency forward contracts for €22.7 million of future cash flows related to certain committed inventory purchases. These foreign currency agreements have been designated as hedges of our exposure to fluctuations in future payments related to these firm commitments to purchase inventory due to changes in Euro/U.S. dollar exchange rates (a cash flow hedge).

Interest Rate Swaps: On November 3, 2008, we entered into four interest rate swap agreements with Fresenius for an aggregate notional principal amount of $900 million. These agreements require us to pay interest at an average fixed rate of 3.97% and entitle us to receive interest at a variable rate equal to three-month LIBOR, which is equal to the benchmark rate for the Term A Loans being hedged, on the notional amount. The interest rate swaps expire in October 2011 and December 2013. These swaps have been designated as hedges of our exposure to fluctuations in interest payments on outstanding variable rate borrowings due to changes in interest rates (a cash flow hedge). The fair value of these interest rate swap agreements at June 30, 2010 and December 31, 2009 was a liability of $71.9 million and $53.2 million, respectively, and is included in long-term liabilities in our condensed consolidated balance sheets. As noted above, the Company entered into derivative contracts with its Parent, who pushed down the interest rate swap agreements to the Company. From inception of the agreements to the time the interest rate swaps were transferred to the Company, the Parent recognized $15.9 million in losses in other comprehensive income (loss). From the time the interest rate swap agreements were transferred to the Company through June 30, 2010, we recorded a deferred loss of $33.1 million, net of tax benefit of $21.7 million, in other comprehensive income (loss) and recognized $2.0 million, in intercompany interest expense, which represented the amount of hedge ineffectiveness.

The fair value amounts in our condensed consolidated balance sheet at June 30, 2010 and December 31, 2009, related to foreign currency forward and interest rate swap contracts were as follows:

	Asset Derivatives		Liability Derivatives
June 30, 2010 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency forward contracts-interest (current)	Prepaid expense and other current assets	$—	Other accrued expenses	$1.8
Foreign currency forward contracts-interest (non-current)	Other non-current assets, net	—	Other non-current liabilities	1.2
Foreign currency forward contracts-inventory (current)	Prepaid expense and other current assets	0.2	Other accrued expenses	—
Interest rate swap contracts (non-current)	Other non-current assets, net	—	Fair value of interest rate swaps with Parent and affiliates	71.9

Total		$0.2		$74.9

	Asset Derivatives		Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign currency forward contracts (current)	Prepaid expense and other current assets	$0.3	Other accrued expenses	$12.7
Foreign currency forward contracts (non-current)	Other non-current assets, net	—	Other non-current liabilities	16.7

Total		$0.3		$29.4

	Asset Derivatives		Liability Derivatives
December 31, 2009 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency forward contracts-interest (current)	Prepaid expense and other current assets	$2.7	Other accrued expenses	$—
Foreign currency forward contracts-interest (non-current)	Other non-current assets, net	2.3	Other non-current liabilities	—
Interest rate swap contracts (non-current)	Other non-current assets, net	—	Fair value of interest rate swaps with Parent and affiliates	53.2

Total		$5.0		$53.2

	Asset Derivatives		Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign currency forward contracts (current)	Prepaid expense and other current assets	$8.6	Other accrued expenses	$—
Foreign currency forward contracts (non-current)	Other non-current assets, net	25.6	Other non-current liabilities	—

Total		$34.2		$—

The pretax derivative gains and losses in our condensed consolidated statements of operations for the three months ended June 30, 2010 and 2009, related to our foreign currency forward and interest rate swap contracts were as follows:

June 30, 2010

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Gain (Loss) on Effective Portion of Derivative Reclassified from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
(In millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward contracts	$(3.6)	Interest income and other, net	$—	Interest income and other, net	$—
Interest rate swap contracts	(11.5)	Interest income and other, net	—	Intercompany interest expense	(0.5)

Total	$(15.1)		$—		$(0.5)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Foreign currency forward contracts	Interest income and other, net	$(37.6)

June 30, 2009

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Gain (Loss) on Effective Portion of Derivative Reclassified from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
(In millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward contracts-interest	$2.9	Interest income and other, net	$—	Interest income and other, net	$—
Interest rate swap contracts	21.3	Interest income and other, net	—	Intercompany interest expense	0.8

Total	$24.2		$—		$0.8

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Foreign currency forward contracts	Interest income and other, net	$24.7

The pretax derivative gains and losses in our condensed consolidated statements of operations for the six months ended June 30, 2010 and 2009, related to our foreign currency forward and interest rate swap contracts were as follows:

June 30, 2010

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Gain (Loss) on Effective Portion of Derivative Reclassified from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
(In millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward contracts	$(7.8)	Interest income and other, net	$—	Interest income and other, net	$—
Interest rate swap contracts	(17.7)	Interest income and other, net	—	Intercompany interest expense	(1.0)

Total	$(25.5)		$—		$(1.0)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Foreign currency forward contracts	Interest income and other, net	$(63.4)

June 30, 2009

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Gain (Loss) on Effective Portion of Derivative Reclassified from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
(In millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward contracts-interest	$5.1	Interest income and other, net	$—	Interest income and other, net	$—
Interest rate swap contracts	17.4	Interest income and other, net	—	Intercompany interest expense	(0.1)

Total	$22.5		$—		$(0.1)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Foreign currency forward contracts	Interest income and other, net	$26.6

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

The following table sets forth the Company’s financial assets and liabilities as of June 30, 2010 that are measured at fair value on a recurring basis, segregated by level within the fair value hierarchy:

	Balance at June 30, 2010	Basis of Fair Value Measurement (in thousands)
		Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets – fair value of foreign currency swaps	$539	$—	$539	$—

Liabilities:
Contingent value rights	$21,223	$21,223	—	—
Fair value of interest rate swaps	71,916	—	71,916	—
Fair value of foreign currency swaps	32,494	—	32,494	—

Total liabilities	$125,633	$21,223	$104,410	$—

(8) Related Party Transactions

Related party balances and transactions for periods ended June 30, 2010 and 2009 pertain to balances and transactions with Fresenius and its direct and indirectly owned subsidiaries. Below is a discussion of these transactions.

Transactions with Fresenius

In connection with the Merger and associated financing transactions, FKP Holdings and its subsidiaries entered into a number of intercompany loan agreements with subsidiaries of Fresenius, the Company’s parent, as described in Note 5 to the condensed consolidated financial statements—Long-Term Debt and Credit Facility. At June 30, 2010 and December 31, 2009, the principal amount outstanding under these loans was $2,963.3 million and $3,033.2 million, respectively. Interest expense recognized on these intercompany loans for the three and six months ended June 30, 2010 was $53.0 million and $110.4 million, respectively. Interest expense recognized on these intercompany loans for the three and six months ended June 30, 2009 was $65.9 million and $137.4 million, respectively. Accrued interest of $67.3 million and $47.1 million was due on these intercompany loans at June 30, 2010 and December 31, 2009, respectively. As described in Note 5 to the condensed consolidated financial statements—Long-Term Debt and Credit Facility, in the period ended March 31, 2010 the Company paid $12.2 million in issuance costs related to the exchange of Term Loan B for Term Loan C and $1.5 million was pushed down and included in current payables to related parties.

During the three months ended June 30, 2010 the Company had sales to related parties of $0.4 million related to a one time contract manufacturing and sales agreement with a Fresenius subsidiary. The Company also has recorded payables related to inventory purchases from Fresenius subsidiaries of $25.8 million as of June 30, 2010. Inventory purchased from Fresenius subsidiaries included in current payables to related parties as of December 31, 2009 was $9.9 million.

(9) Goodwill and Other Intangibles

As of June 30, 2010 and December 31, 2009, goodwill had a carrying value of $3,662.2 and $3,664.4 million, respectively. The decrease in carrying value is due to the recognition in the current year of the tax effects of certain charges made to goodwill during the purchase price allocation period. All of our intangible assets, other than goodwill, are subject to amortization. The following table reflects the components of identifiable intangible assets, all of which have finite lives, as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009		Category Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)		(in thousands)
Developed product technology	$489,000	$44,153	$489,000	$31,928	20 years
Product rights	2,300	113	2,300	87	10 years
Patents	6,847	1,214	6,847	553	5 years
Contracts and other	45,500	17,587	45,500	11,641	5 years
Customer relationships	12,000	7,223	12,000	5,223	3 years

Total	$555,647	$70,290	$555,647	$49,432

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

During the three months ended June 30, 2010 the Company recognized $1.4 million of impairment in contracts and other intangible assets related to the inability to obtain FDA approval for certain products.

Amortization expense on intangible assets attributable to operations for the three and six months ended June 30, 2010 was $11.1 million and $20.8 million, respectively. Amortization expense for the three and six months ended June 30, 2009 was $9.3 million and $18.6 million, respectively. At June 30, 2010, the weighted average expected lives of intangibles was approximately 18.8 years. Total estimated amortization expense for our finite-lived intangible assets for the next five years is as follows:

Estimated Amortization
(in thousands)
2010 (6 months from 6/30/10 to 12/31/10)	$19,258
2011	37,294
2012	34,517
2013	32,009
2014	25,494
2015	24,500
2016 (6 months ending 6/30/16)	12,250

(10) Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(in thousands)
Sales and marketing	$41,342	$28,099
Payroll and employee benefits	15,739	17,935
Legal and insurance	3,955	2,252
Accrued interest	6,486	7,600
Foreign currency forward contracts-designated as hedges	1,837	—
Foreign currency forward contracts-not hedge designated	12,736	—
Other	3,264	1,434

	$85,359	$57,320

(11) Income Taxes

As of June 30, 2010, the total amount of gross unrecognized tax benefits, which are reported in other non-current liabilities in our unaudited condensed consolidated balance sheet, was $17.5 million. This entire amount would impact net income if recognized. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes. For the period ended June 30, 2010 and December 31, 2009, $0.3 million and $0.4 million of such interest was accrued, respectively.

A reconciliation of the beginning and ending gross unrecognized tax benefits is as follows:

Amount
(thousands)
Balance at December 31, 2009	$17,156
Increase related to prior year tax positions	376
Settlements	(79)

Balance at June 30, 2010	$17,453

For 2009, the Company reported a taxable loss due primarily to tax deductions related to interest expense and the closure of the Puerto Rico manufacturing facility. At year end 2009, the Company initially concluded that it would be able to file a carry back claim and recover approximately $36.7 million in taxes paid by APP in 2007. After further review, the Company concluded that the loss was not entirely eligible for carry back under the tax regulations, but instead may be carried forward and used to reduce taxes payable in future periods through 2029. Accordingly, in the accompanying condensed consolidated balance sheet as of June 30, 2010, the Company has reclassified the $32.4 million income tax receivable amount reported at December 31, 2009 to deferred income taxes. Deferred tax assets are recognized if, in management’s judgment, it is more likely than not such assets will be realized.

Through the date of the Merger, APP and its subsidiaries filed income tax returns in the U.S. Federal jurisdiction, Canada, Puerto Rico, and various state jurisdictions. On April 21, 2010, the Company received the Revenue Agent’s Report relating to the U.S. Federal income tax examination of tax years 2006 and 2007. We included $0.6 million of tax expense and $0.5 million of related interest in income tax expense in the six months ended June 30, 2010 related to this examination. Tax years 2008 and 2009 are open for possible examination. APP is also currently under state income tax examinations in California, Illinois and North Carolina for various tax years. Although not currently under examination or audit, APP’s Canadian income tax returns for the 2005 through 2008 tax years, its Puerto Rico income tax returns for the 2006 through 2008 tax years, and its state income tax returns for the 2004 through 2008 tax years remain open for possible examination by the appropriate governmental agencies. There are no other open federal, state, or foreign government income tax audits at this time.

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

(12) Other Comprehensive Income (Loss)

Elements of other comprehensive income (loss), net of income taxes, were as follows:

	Three Months Ended June 30,
	2010	2009
	(in thousands)
Foreign currency translation adjustments	$(1,498)	$2,670
Change in fair value of interest rate swaps, net of tax	(7,069)	13,114
Change in the fair value of foreign currency forward contracts, net of tax	(2,174)	1,831

Other comprehensive loss	(10,741)	17,615
Net income (loss)	19,219	(3,694)

Comprehensive income (loss)	$8,478	$13,921

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Foreign currency translation adjustments	$(36)	$1,881
Change in fair value of interest rate swaps, net of tax	(10,845)	10,702
Change in the fair value of foreign currency forward contracts, net of tax	(5,237)	3,148

Other comprehensive income (loss)	(16,118)	15,731
Net income (loss)	31,085	(14,799)

Comprehensive income	$14,967	$932

At June 30, 2010 and 2009, we had a cumulative loss from the change in the fair value of our interest rate swaps, net of tax, of $33.1 million and $21.7 million, respectively. The cumulative change in foreign currency swaps, net of tax, was a loss of $2.2 million and a gain of $3.1 million as of June 30, 2010 and 2009, respectively. The cumulative foreign currency translation adjustment was a gain of $0.6 million as of June 30, 2010 and a loss of $2.6 million as of June 30, 2009.

(13) Contingencies

We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims have included assertions that our products infringe existing patents as well as allegations of product liability. We believe we have substantial defenses in these matters, however litigation is inherently unpredictable. Consequently any adverse judgment or settlement could have a material adverse effect on our results of operations, cash flows or financial condition for a particular period. We record accruals for such contingencies to the extent that we conclude a loss is probable and the amount can be reasonably estimated. We also record receivables for probable and estimable insurance recoveries from third party insurers.

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

Naropin ®

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

On April 26, 2010, APP filed another ANDA related to Bivalirudin. The Medicines Co. filed its infringement suit on June 1, 2010, and APP filed its Answer and Counter-Claims on June 28, 2010. The Parties have agreed to consolidate these actions.

Gemcitabine

We have filed an ANDA seeking approval from the FDA to market gemcitabine for injection, 200 mg base/vial, 1 g base/vial and 2 g base/vial. The reference listed drug for APP’s ANDA is Gemzar, for use as a treatment for non-small lung cancer, pancreatic cancer, breast cancer and ovarian cancer. Eli Lilly is the holder of the New Drug Application for Gemzar and is believed to be the owner of the patent rights, which are set to expire on November 7, 2012, followed by a six month period of pediatric market exclusivity ending on May 7, 2013. APP notified Eli Lilly of our ANDA filing pursuant to the provisions of the Hatch-Waxman Act on November 4, 2009. On December 16, 2009, Eli Lilly filed a patent infringement action in the United States District Court in the Southern District of Indiana seeking to prevent APP from marketing this product until after the patent’s expiration. APP was served on January 7, 2010 and filed a Motion to Dismiss on March 19, 2010, basing its motion on the adjudicated invalidity of the patent in another action. The Motion to Dismiss is still pending. On June 3, 2010, the Judge issued a Case Management Order, and trial is scheduled for January 2012.

Product Liability Matters

Sensorcaine

We have been named as a defendant in numerous personal injury/product liability actions brought against us and other pharmaceutical companies and medical device manufacturers by plaintiffs claiming that they suffered injuries resulting from the post-surgical release of certain local anesthetics into the shoulder joint via a pain pump. We acquired several generic anesthetic products from AstraZeneca in June 2006. Pursuant to the Asset Purchase Agreement with AstraZeneca, we are responsible for indemnifying Astra Zeneca for defense of suits alleging injuries occurring after the acquisition date (unless the drugs are determined to be defective in manufacturing, in which case AstraZeneca will indemnify us pursuant to that certain Manufacturing and Supply Agreement entered into by us and AstraZeneca). Likewise Astra Zeneca agreed to indemnify us for suits alleging injuries occurring prior to the acquisition date. We maintain product liability insurance for these matters. All of our local anesthetic products are approved by the FDA and continue to be marketed and sold to customers. Since December 2009, more than 100 cases naming APP or New Abraxis have been dismissed due to lack of product identification or failure to plead with sufficient specificity to withstand a Motion to Dismiss.

In March 2010, a renewed motion by Plaintiffs to create a Multi-District Litigation (“MDL”) in the United States District Court of Minnesota was denied. Currently, there are 26 cases naming APP as a defendant, and 11 of those involve an alleged event occuring after the June 2006 product acquisition date. In addition, seven cases involve events that occurred both prior to and after the acquisition date. The majority of cases reside in California and New Jersey state courts.

Aredia and Zometa

We have been named as a defendant in approximately 13 personal injury/product liability cases brought against us and other manufacturers by plaintiffs claiming that they suffered injuries resulting from the use of pamidronate (the generic equivalent of Aredia®) prescribed for the management of metastic bone disease. Plaintiffs’ allege Aredia causes osteonecrosis to the jaw.

On December 2, 2009, nine cases naming APP were transferred to an MDL in the Eastern District of New York. After little progress in determining product identification, the Judge ordered the Plaintiffs to amend their complaints to reflect sufficient product identification by August 20, 2010. The next status conference is scheduled for September 8, 2010. One additional case naming APP and other defendants is comprised of 159 plaintiffs and was filed on April 26, 2010 in the Eastern District of New York and is pending transfer to the MDL. Another case has been filed in the Southern District of New York, but has not been served yet.

There are currently two remaining cases filed against the Company in a coordinated proceeding in the Superior Court of New Jersey, Middlesex County. A final product identification report by plaintiffs was due on July 23, 2010.

Heparin

We have been named as a defendant in six personal injury/product liability cases brought against us and other manufacturers claiming that the plaintiffs suffered side effects from heparin-induced thrombocytopenia (“HIT”). The cases were filed in state and federal courts in New Jersey, Pennsylvania, West Virginia and Illinois. Product identification discovery is underway in all six cases.

APP has also been improperly named as a discovery respondent in a contamination case and a defendant wholesaler has sought to join APP, and other defendants, in a syringe contamination case.

In re Reglan/Metaclopraminde

APP has been named along with numerous other defendants in 34 short form complaints alleging Extrapyramidial Symptoms (EPS) and Involuntary Movement Disorder for ingestion of Reglan. APP’s predecessor in interest, Fujisawa, ceased manufacturing and distribution of this product in 1994, which pre-dates the formation of the Company. APP is actively seeking dismissal of all these cases.

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

(14) Revenue by Product Line

Total revenues by product line were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009*	2010	2009*
	(in thousands)		(in thousands)
Critical care	$184,868	$152,595	$333,064	$274,654
Anti-infective	74,871	45,505	120,858	95,493
Oncology	43,467	15,010	62,538	32,330
Contract manufacturing and other	2,022	2,225	4,967	5,055

Total net revenue	$305,228	$215,335	$521,427	$407,532

*	Reclassified to conform with presentation adopted in 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In March 2010, healthcare reform legislation was enacted in the U.S. This legislation contains several provisions that impact our business. Although many provisions of the new legislation do not take effect immediately, several provisions became effective in the first quarter of 2010. These include (1) an increase in the minimum Medicaid rebate to states participating in the Medicaid program from 15.1% to 23.1% on our branded prescription drugs, and from 11% to 13% on our generic prescription drugs; (2) the extension of the Medicaid rebate to Managed Care Organizations that dispense drugs to Medicaid beneficiaries; and (3) the expansion of the 340(B) Public Health Services drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals, clinics, and healthcare centers. Through June 30, 2010, we do not believe that these effective provisions of the legislation have had a material impact on our business. However, there are significant unknowns surrounding the actual implementation of the provisions of the legislation, and it is currently not possible to determine what effect, if any, the implementation of the legislation will have on our business in the longer-term.

Beginning in 2011, the new law requires drug manufacturers to provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”). Also, beginning in 2011, we will be assessed our share of a new fee payable by all branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare, Medicaid and VA and PHS discount programs) made during the previous year.

The manner in which this new legislation will be implemented is still being formulated. For example, the Health Resources and Services Administration (HRSA) is developing policy and implementation plans and building system capacity necessary to enroll new covered entities that are impacted by the new legislation. This will allow HRSA to begin working directly with new eligible entities and enrolling them in the 340(B) program. As a result, we do not yet know when and how discounts will be provided to the additional entities eligible to participate under the 340(B) program. In addition, the operation of the Medicare Part D coverage gap and the calculation and allocation of the annual fee on branded prescription drugs remains unclear, though, as noted above, these programs will not be effective until 2011.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 and June 30, 2009

The following table sets forth the results of our operations for each of the three months ended June 30, 2010 and 2009, and forms the basis for the following discussion of our operating activities.

FRESENIUS KABI PHARMACEUTICALS HOLDING, INC.

CONSOLIDATED RESULTS OF OPERATIONS

(Unaudited-in thousands)

	Three months Ended June 30, 2010	Three months Ended June 30, 2009	Change Favorable (Unfavorable)
			$	%
Net revenues:
Critical care	$184,868	$152,595	$32,273	21%
Anti-infective	74,871	45,505	29,366	65%
Oncology	43,467	15,010	28,457	190%
Contract manufacturing and other	2,022	2,225	(203)	-9%

Total net revenue	305,228	215,335	89,893	42%
Cost of sales	166,824	105,569	(61,255)	-58%

Gross profit	138,404	109,766	28,638	26%

Percent to total net revenue	45.3%	51.0%
Research and development	5,602	7,678	2,076	27%
Selling, general and administrative	28,284	24,387	(3,897)	-16%
Amortization of merger-related intangibles	9,163	9,163	—	0%

Total operating expenses	43,049	41,228	(1,821)	-4%

Percent to total net revenue	14.1%	19.1%
Income from operations	95,355	68,538	26,817	39%

Percent to total net revenue	31.2%	31.8%
Interest expense	(15,792)	(14,106)	(1,686)	12%
Intercompany interest expense	(52,954)	(65,867)	12,913	-20%
Unrealized gain on change in fair value of contingent value rights	3,265	16,325	(13,060)	-80%
Interest income and other, net	1,364	(1,755)	3,119	178%

Income before income taxes	31,238	3,135	28,103	896%
Income tax expense	12,019	6,829	(5,190)	-76%

Net income (loss)	$19,219	$(3,694)	$22,913	620%

Net Revenue

Total net revenue for the three months ended June 30, 2010 increased $89.9 million, or 41.7%, to $305.2 million as compared to $215.3 million for the same quarter in 2009.

Net revenues for our critical care products for the three months ended June 30, 2010 increased to $184.9 million, an increase of $32.3 million, or 21.1%, over the prior year period, driven primarily by new product launches in the fourth quarter of 2009 and second quarter of 2010 along with increased sales due to competitor supply constraints of certain of our products. Net revenue from anti-infective products for the three months ended June 30, 2010 increased by $29.4 million, or 64.5%, to $74.9 million from $45.5 million in the prior year period, due to a new product launch in the third quarter 2009 and increased sales due to competitor supply constraints of certain of our products. Net revenue from oncology products for the three months ended June 30, 2010 increased $28.5 million, or 189.6%, to $43.5 million from $15.0 million in the prior year, driven primarily by new product launches in the fourth quarter of 2009 and one time non-recurring product sales in the second quarter 2010. Contract manufacturing revenue decreased by $0.2 million to $2.0 million in the second quarter of 2010 as compared to $2.2 million for the same quarter in the prior year.

Gross Profit

Gross profit for the three months ended June 30, 2010 was $138.4 million, or 45.3% of total net revenue, as compared to $109.8 million, or 51.0% of total net revenue, in the same quarter of 2009. The increase in gross profit was principally due to the increase in net sales, while the decrease in gross margin was attributed to the recognition of additional inventory reserves due to delays in FDA approval of certain of our products.

Research and Development

Research and development expense for the three months ended June 30, 2010 decreased $2.1 million, or 27.0%, to $5.6 million versus $7.7 million for the same quarter in 2009. The decrease was due primarily to the timing of projects during the period.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended June 30, 2010 increased $3.9 million to $28.3 million, or 9.3% of total net revenue, from $24.4 million, or 11.3% of total net revenue, for the same period in 2009. This increase in costs was due primarily to an increase in professional fees compared to the prior year period.

Interest Expense and Intercompany Interest Expense

Total interest on third party and intercompany debt for the three months ended June 30, 2010 decreased $11.2 million to $68.7 million for the three months ended June 30, 2010 from $80.0 million for the same period in 2009. Interest expense on third party debt increased to $15.8 million for the three months ended June 30, 2010, compared to $14.1 million for the same period in 2009. The increase in third party interest expense was primarily due to higher average third party debt levels. Intercompany interest expense decreased $12.9 million to $53.0 million for the three months ended June 30, 2010 compared to $65.9 million in the prior year period, reflecting the decrease in the outstanding intercompany debt from $3,033.2 million as of June 30, 2009 to $2,963.3 million as of June 30, 2010, and lower interest rates following the replacement of Term Loan B with Term Loan C instruments in March 2010.

Other income, other non-operating items

Interest income and other income, net consists primarily of interest earned on invested cash and cash equivalents, and the impact of foreign currency rate changes on intercompany trading and debt accounts denominated in Euros and Canadian dollars, and the related non-hedging derivative instruments, and other financing costs. Interest income and other income (expense), net was income of $1.4 million for the three months ended June 30, 2010 compared to expense of ($1.8) million for the same period in 2009.

Additionally, during the three months ended June 30, 2010 we recognized $3.3 million of income resulting from the change in fair value of the contingent value rights (CVRs) issued to APP shareholders in connection with the Merger. The estimated fair value of the CVRs at the date of the acquisition was included in the acquisition cost and is adjusted at each reporting date (marked-to-market) based on the closing price of a CVR as reported by NASDAQ, with the change in the fair value of the CVR for the reporting period being included in non-operating income.

Provision for Income Taxes

For the period ended June 30, 2010, FKP Holdings reported income tax expense of $12.0 million on pretax income from operations of $31.2 million, or an effective tax rate of 38.5% compared to an income tax expense of $6.8 million on a pretax income of $3.1 million, or an effective tax rate of 217.8% for the same period in 2009. The 2010 and 2009 rates differ from the statutory U.S. federal tax rate of 35% due primarily to the tax cost of a hypothetical distribution of the profits of our foreign subsidiaries and additional tax and interest resulting from the U.S. Federal income tax examination offset by the decrease in the liability to pay CVRs, as well as the effect of state and foreign income taxes.

Six Months Ended June 30, 2010 and June 30, 2009

The following table sets forth the results of our operations for each of the six months ended June 30, 2010 and 2009, and forms the basis for the following discussion of our operating activities:

FRESENIUS KABI PHARMACEUTICALS HOLDING, INC.

CONSOLIDATED RESULTS OF OPERATIONS

(Unaudited-in thousands)

	Six months Ended June 30, 2010	Six months Ended June 30, 2009	Change Favorable (Unfavorable)
			$	%
Net revenue:
Critical care	$333,064	$274,654	$58,410	21%
Anti-infective	120,858	95,493	25,365	27%
Oncology	62,538	32,330	30,208	93%
Contract manufacturing and other	4,967	5,055	(88)	-2%

Total net revenue	521,427	407,532	113,895	28%
Cost of sales	285,257	197,746	(87,511)	-44%

Gross profit	236,170	209,786	26,384	13%

Percent to total net revenue	45.3%	51.5%
Research and development	11,198	14,378	3,180	22%
Selling, general and administrative	55,973	47,840	(8,133)	-17%
Amortization of merger-related intangibles	18,326	18,326	—	0%

Total operating expenses	85,497	80,544	(4,953)	-6%

Percent to total net revenue	16.4%	19.8%
Income from operations	150,673	129,242	21,431	17%

Percent to total net revenue	28.9%	31.7%
Interest expense	(33,441)	(34,486)	1,045	3%
Intercompany interest expense	(110,425)	(137,351)	26,926	20%
Unrealized gain on change in fair value of contingent value rights	27,753	13,060	14,693	113%
Interest income and other, net	4,841	4,570	271	6%

Income (loss) before income taxes	39,401	(24,965)	64,366	258%
Income tax expense (benefit)	8,316	(10,166)	(18,482)	-182%

Net income (loss)	$31,085	$(14,799)	$45,884	310%

Net Revenue

Total net revenue for the six months ended June 30, 2010 increased $113.9 million, or 28.0%, to $521.4 million as compared to $407.5 million for the same period in 2009.

Net revenue for our critical care products for the six months ended June 30, 2010 increased to $333.1 million, an increase of $58.4 million, or 21.3%, over the prior year period, driven primarily by new product launches in the fourth quarter of 2009 and second quarter of 2010, along with increases in net sales due to competitor supply constraints for certain of our products. Net revenue from anti-infective products for the six months ended June 30, 2010 increased by $25.4 million, or 26.6%, to $120.9 million from $95.5 million in the prior year period, due to new product launch in the third quarter of 2009 and increases in net sales due to competitor supply constraints for certain of our products. Net revenue from oncology products for the three months ended June 30, 2010 increased $30.2 million, or 93.4%, to $62.5 million from $32.3 million in the prior year, driven primarily by new product launches in the fourth quarter of 2009 and one time non-recurring product sales in the second quarter of 2010. Contract manufacturing revenue decreased by $0.1 million to $5.0 million for the six months ended June 30, 2010 as compared to $5.1 million for the same period in the prior year.

Gross Profit

Gross profit for the six months ended June 30, 2010 was $236.2 million, or 45.3% of total net revenue, as compared to $209.8 million, or 51.5% of total net revenue, in the same period of 2009. The increase in gross profit was attributable to the increase in sales, while the decrease in gross margin was principally due to the recognition of additional inventory reserves related to delays in FDA approval of certain of our products.

Research and Development

Research and development expense for the six months ended June 30, 2010 decreased $3.2 million, or 22.1%, to $11.2 million compared to $14.4 million for the same period in 2009. The decrease was due primarily to the timing of projects during the period.

Selling, General and Administrative

Selling, general and administrative expense for the six months ended June 30, 2010 increased $8.1 million to $56.0 million, or 10.7% of total net revenue, from $47.8 million, or 11.7% of total net revenue, for the same period in 2009. This increase in costs was due primarily to severance costs recorded during the current period and an increase in professional fees compared to the prior year period.

Interest Expense and Intercompany Interest Expense

Total interest on third party and intercompany debt decreased $27.9 million to $143.9 million for the six months ended June 30, 2010 from $171.8 million for the same period in 2009. Interest expense on third party debt decreased to $33.4 million for the six months ended June 30, 2010, compared to $34.5 million for the same period in 2009. The decrease in third party interest expense was primarily due to lower average third party debt levels and interest rates. Intercompany interest expense decreased $26.9 million to $110.4 million for the six months ended June 30, 2010 compared to $137.4 million in the prior year period, reflecting the write-off of $14.6 million in unamortized debt issue costs in connection with the intercompany debt restructuring in the first quarter of 2009, as well as the decrease in the outstanding intercompany debt from $3,033.2 million as of June 30, 2009 to $2,963.3 million as of June 30, 2010, and lower interest rates following the replacement of Term Loan B with Term Loan C instruments in March 2010.

Other income, other non-operating items

Interest income and other income, net consists primarily of interest earned on invested cash and cash equivalents, and the impact of foreign currency rate changes on intercompany trading and debt accounts denominated in Euros and Canadian dollars, and the related non-hedging derivative instruments, and other financing costs. Interest income and other income (expense), net was $4.8 million of income for the six months ended June 30, 2010 compared to $4.6 million of income for the same period in 2009.

Additionally, during the six months ended June 30, 2010 we recognized $27.8 million of income resulting from the change in fair value of the contingent value rights (CVRs) issued to APP shareholders in connection with the Merger. The estimated fair value of the CVRs at the date of the acquisition was included in the acquisition cost and is adjusted at each reporting date (marked-to-market) based on the closing price of a CVR as reported by NASDAQ, with the change in the fair value of the CVR for the reporting period being included in non-operating income.

Provision for Income Taxes

For the six month period ended June 30, 2010, FKP Holdings reported an income tax expense of $8.3 million on pretax income from operations of $39.4 million, or an effective tax rate of 21.1% compared to an income tax benefit of $10.2 million on a pretax loss of $25.0 million, or an effective benefit rate of 40.7% for the same period in 2009. The 2010 and 2009 rates differ from the statutory U.S. federal tax rate of 35% due primarily to the tax cost of a hypothetical distribution of the profits of our foreign subsidiaries and additional tax and interest resulting from the U.S. Federal income tax examination offset by the decrease in the liability to pay CVRs, as well as the effect of state and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents for the periods indicated:

Liquidity and Capital Resources

	June 30, 2010	December 31, 2009
	(in thousands)
Summary Financial Position:
Cash and cash equivalents	$5,588	$10,469

Working capital	$(389,143)	$(273,880)

Total assets	$4,792,660	$4,858,685

Cash overdraft	$3,732	$—

Current debt	$540,559	$517,968

Long term debt	$3,291,942	$3,436,662

Total stockholder’s equity	$554,287	$539,076

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(in thousands)
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$61,148	$49,403
Investing activities	(2,104)	19,158
Financing activities	(63,893)	(75,798)
Effect of exchange rates on cash and cash equivalents	(32)	1,868

Increase (decrease) in cash and cash equivalents	(4,881)	(5,369)
Cash and cash equivalents, beginning of period	10,469	8,441

Cash and cash equivalents, end of period	$5,588	$3,072

Sources and Uses of Cash

In connection with the Merger, our parent contributed $900.0 million and loaned approximately $3.0 billion to FKP Holdings. We used the proceeds of the capital contribution and intercompany loans to complete the Merger. We also assumed our predecessor’s credit facility in connection with the Merger, which we retired and replaced with a similar facility. Principally as a result of these transactions, as of June 30, 2010 we have $3.83 billion of outstanding indebtedness; comprised of approximately $0.87 billion of term loans from a group of financial institutions and $2.96 billion of intercompany loans.

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

Operating Activities

Net cash provided by operating activities was $61.1 million for the six months ended June 30, 2010 as compared to net cash provided by operating activities of $49.4 million for the six months ended June 30, 2009. The change in cash provided by operating activities for the 2010 period as compared to 2009 was due primarily to higher net earnings in 2010 and increases in intercompany liabilities, offset by increases in accounts receivable and inventories resulting from higher sales levels in the 2010 period.

Investing Activities

Our investing activities include cash paid for acquisitions, capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure, and outlays to acquire various product or intellectual property rights needed to grow and maintain our business. Cash used in investing activities during the six months ended June 30, 2010 was $2.1 million, which included $4.8 million for purchases of property, plant and equipment offset by $2.7 million of proceeds from the sale of property at our Grand Island facility. Cash provided by investing activities for the same period in the prior year was $19.2 million, which included $33.8 million in proceeds from the settlement of an intercompany note receivable with our Parent, offset by cash paid for intellectual property rights and capital expenditures.

Financing Activities

Financing activities generally include external borrowings under our credit facility and intercompany borrowing activity with Fresenius and its affiliated companies. Net cash used in financing activities for the six months ended June 30, 2010 was $63.9 million which reflected net payments on internal and external borrowings of $52.9 million and $2.5 million, respectively, along with payments of deferred financing costs of $12.2 million.

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

Credit Facilities

A summary of our external and intercompany debt is as follows:

	June 30, 2010	December 31, 2009
External debt
Senior Credit Facilities, with interest at variable rates based on LIBOR plus a margin. Term loan B2 and C2 are subject to a minimum rate
Term loan A2, due in semi-annual installments through September 10, 2013,	$438,500	$462,500
Term loan B2, due in equal semi-annual installments with a final balloon payment on September 10, 2014	—	458,944
Term loan C2, due in equal semi-annual installments beginning June 10, 2010, with a final balloon payment on September 10, 2014	406,706	—
Target revolving credit facility loan, due at expiration of the facility on September 10, 2013	24,000	—

Total external debt	869,206	921,444
Current maturities of external debt	(99,975)	(76,475)

Long-term external debt	$769,231	$844,969

Internal debt
Intercompany Credit Facilities
Short-term unsecured intercompany loans payable to Fresenius Kabi AG, due in 30 to 60 days from date of issue, with interest at fixed rates	$336,000	$360,000

Secured senior intercompany loans payable to a financing subsidiary of Fresenius SE, with interest at variable rates based on LIBOR or EURIBOR plus a margin. Term loan B1 and C1 are subject to a minimum rate

Term loan A1, due in semi-annual installments through September 10, 2013	438,500	462,500

	June 30, 2010	December 31, 2009
Term loan B1, due in equal semi-annual installments with a final balloon payment on September 10, 2014	—	657,742
Term loan C1, due in equal semi-annual installments with a final balloon payment on September 10, 2014	582,878	—
Euro currency term loan B1 (€197.5 million), due in equal semi-annual installments with a final balloon payment on September 10, 2014	—	265,791
Euro currency term loan C1 (€163.5 million), due in equal semi-annual installments with a final balloon payment on September 10, 2014	200,631	—
Unsecured intercompany loans payable to a financing subsidiary of Fresenius SE, due July 15, 2015, with interest at fixed rates
US dollar denominated	500,000	500,000
Euro currency denominated (€115.7 million)	141,967	166,668
Unsecured intercompany loans payable to Fresenius Kabi AG, due September 10, 2014, with Interest at fixed rates	722,825	601,775
Euro currency denominated loans payable (€33.0 million as of June 30, 2010 and €13 million as of December 31, 2009)	40,494	18,728

Total intercompany debt	2,963,295	3,033,204
Current maturities of intercompany debt	(440,584)	(441,511)

Long-term intercompany debt	$2,522,711	$2,591,693

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

The Senior Credit Facilities Agreement provides Fresenius and certain of its subsidiaries with various credit facilities. These include two term loan facilities and a $150 million revolving credit facility under which APP Pharmaceuticals, LLC, a wholly owned subsidiary of APP, is the obligor.

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

Post-Merger Activity

In October 2008, the amount available under the Senior Credit Facilities Agreement was increased and the full amount of the increase to the facility was drawn down. These funds, along with an additional $166.9 million of proceeds from other intercompany borrowings were used to repay a portion of the balance outstanding under the Bridge Facility Agreement. On January 21, 2009, the borrower under the Bridge Facility Agreement, which is an affiliate of Fresenius, issued two tranches of notes in a private placement. Proceeds of the notes issuance were used, among other things, to repay in full the balance outstanding under the Bridge Facility Agreement. Upon the repayment of the bridge loan, the Bridge Intercompany Loan was refinanced and replaced with an Intercompany Dollar Loan of $500 million and an Intercompany Euro Loan of €115.7 million. These new intercompany loans are not guaranteed or secured. As a result of the refinancing, in the first quarter of 2009, the Company wrote-off $14.6 million of Bridge Intercompany Loan unamortized debt issuance costs and incurred debt issuance costs of $67.5 million for the new Intercompany Dollar and Euro loans.

On December 10, 2009 and February 10, 2010, the Company entered into three unsecured intercompany loans with Fresenius Kabi AG in the amount of €13 million, $46.3 million and $32.3 million and €20 million, $71.3 million and $49.8 million, respectively. These loans replaced Senior Intercompany Loans of like amounts. These Fresenius Kabi AG notes bear fixed interest rates. There was no change to principal maturity dates as a result of this exchange of notes.

On March 18, 2010, the 2008 Senior Credit Facilities Agreement was amended, and Term Loan B, consisting of APP’s Term Loan B2 and Term Loan B1 were replaced with a lower interest bearing Term Loan C, consisting of APP’s Term Loan C2 and Term Loan C1. There was no change to principal amount outstanding as a result of this exchange of notes. The amendments to the 2008 Senior Credit Agreement also modified certain of the financial covenants, which are measured at the consolidated Fresenius SE level, as defined in the agreement. As a result of the debt replacement in the first quarter of 2010, the Company incurred debt issuance costs of $13.7 million for the Term Loan C, of which $12.2 million was paid directly by the Company and $1.5 million was pushed down from the Parent.

The following is the repayment schedule for Term Loans A2 and C2, the target revolver and the intercompany loans outstanding as of June 30, 2010 (in thousands):

	Term Loan A2	Term Loan C2	Target Revolver	Intercompany Fresenius	Total
12 months from 7/1/10 to 6/30/11	$95,000	$4,975	$—	$440,584	$540,559
12 months from 7/1/11 to 6/30/12	150,000	4,975	—	159,584	314,559
12 months from 7/1/12 to 6/30/13	150,000	4,975	—	159,584	314,559
12 months from 7/1/13 to 6/30/14	43,500	4,975	24,000	53,084	125,559
12 months from 7/1/14 to 6/30/15	—	386,806	—	1,508,492	1,895,298
7/1/15 and thereafter	—	—	—	641,967	641,967

	$438,500	$406,706	$24,000	$2,963,295	$3,832,501

Foreign Currency Contracts: Included in our intercompany borrowings are several Euro-denominated notes, including €196.5 million in notes with maturities in 2014, and a €115.7 million note with a maturity in 2015. In connection with these borrowings, we entered into foreign currency swap contracts in order to limit our exposure to changes in current exchange rates on the Euro-denominated notes principal balance. We have entered into these foreign currency swaps with affiliates of Fresenius for the total of the Euro-denominated notes principal balance. These agreements mature at various dates through January 2012, and are not designated as hedging instruments for accounting purposes. For the six months ended June 30, 2010 and 2009 we recognized a foreign currency loss of $63.4 million and gain of $22.5 million, respectively, in our other income (expense) related to the change in fair value of these swap agreements. These foreign currency losses and gains were offset by $66.7 million and $17.8 million in currency gains and losses we recorded in the six months ended June 30, 2010 and 2009, respectively, in order to adjust the carrying value of the Euro-denominated notes to reflect the period-end exchange rate.

We have also entered into foreign currency forward contracts for €10.0 million of the future cash flows related to the interest payments due on the €196.5 million notes through December 12, 2011, and €20.3 million of the future cash flows related to the interest payments due on the €115.7 million note through January 17, 2012. These foreign currency agreements have been designated as hedges of our exposure to fluctuations in interest payments on outstanding Euro-denominated borrowings due to changes in Euro/U.S. dollar exchange rates (a cash flow hedge).

During the second quarter of 2010, we entered into foreign currency forward contracts for €22.7 million of future cash flows related to certain committed inventory purchases. These foreign currency agreements have been designated as hedges of our exposure to fluctuations in future payments related to these firm commitments to purchase inventory due to changes in Euro/U.S. dollar exchange rates (a cash flow hedge).

Interest Rate Swaps: On November 3, 2008, we entered into four interest rate swap agreements with Fresenius for an aggregate notional principal amount of $900 million. These agreements require us to pay interest at an average fixed rate of 3.97% and entitle us to receive interest at a variable rate equal to three-month LIBOR, which is equal to the benchmark rate for the Term A Loans being hedged, on the notional amount. The interest rate swaps expire in October 2011 and December 2013. These swaps have been designated as hedges of our exposure to fluctuations in interest payments on outstanding variable rate borrowings due to changes in interest rates (a cash flow hedge). The fair value of these interest rate swap agreements at June 30, 2010 and December 31, 2009 was a liability of $71.9 million and $53.2 million, respectively, and is included in long-term liabilities in our condensed consolidated balance sheets. As noted above, the Company entered into derivative contracts with its Parent, who pushed down the interest rate swap agreements to the Company. From inception of the agreements to the time the interest rate swaps were transferred to the Company, the Parent recognized $15.9 million in losses in other comprehensive income (loss). From the time the interest rate swap agreements were transferred to the Company through June 30, 2010, we recorded a deferred loss of $33.1 million, net of tax benefit of $21.7 million, in other comprehensive income (loss) and recognized $2.0 million, in intercompany interest expense, which represented the amount of hedge ineffectiveness.

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

The calculation of Adjusted EBITDA under the CVR Indenture for the six month period ended June 30, 2010 and the cumulative period from January 1, 2008 to June 30, 2010 is as follows (in thousands):

	For the Six Month Period Beginning January 1, 2010 and Ending June 30, 2010	For the Cumulative Period Beginning January 1, 2008 and Ending June 30, 2010
EBITDA CALCULATION:
Net income (loss)	$31,085	$(302,202)

Interest expense (net of interest income)	143,848	638,739
Income taxes	8,316	4,790
Depreciation	9,926	47,146
Amortization	20,858	502,787

EBITDA	$214,033	$891,260

Reconciliation to Adjusted EBITDA:
Stock compensation	244	6,372
Merger and separation related costs	540	49,295
Puerto Rico costs *	—	32,802
Technology transfer costs *	—	2,098
Change in the value of contingent value rights	(27,753)	(137,131)
Other taxes	347	1,733
Gain on sale of fixed assets	(633)	(292)
Consulting fees	—	600
Foreign currency (gain)/loss	(3,691)	(6,165)
Puerto Rico closure costs	483	6,263
Other charges	2,430	(313)

Adjusted EBITDA – per CVR	$186,000	$846,522

*	Puerto Rico costs and Technology transfer costs reached the combined add back limit of $34.9 million as of June 30, 2009.

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

As described above, we are responsible for servicing the external debt of $0.87 billion incurred in connection with the Merger, as well as to pay the principal and interest on the outstanding intercompany debt of $2.96 billion. While we expect that funds generated by our operations will be sufficient to enable us to satisfy our debt service obligations, our ability to meet our debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in customer preferences, the success of product and marketing innovations and pressure from competitors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. At any given time, we may not be able to refinance this debt, sell assets or borrow more money on terms acceptable to us or at all; the failure to do any of which could have adverse consequences for our business, financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For information regarding critical accounting estimates, see the caption “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes to our critical accounting estimates during the second quarter of 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for information related to recent accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with changes in interest rates and foreign currency exchange rates. Interest rate changes affect primarily the interest we earn on our short-term advances to our parent and its affiliates and the interest we pay on our debt obligations. Changes in foreign currency exchange rates can affect the amount of our debt and related interest obligations, our payments for inventory purchases from companies outside of the U.S., and our operations outside of the United States.

For information about market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in our market risks during the second quarter of 2010.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance we necessarily are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with participation of our

Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report. Based on their evaluation and subject to the foregoing, management has concluded that our disclosure controls and procedures were effective as of June 30, 2010.

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

On April 26, 2010, APP filed another ANDA related to Bivalirudin. The Medicines Co. filed its infringement suit on June 1, 2010, and APP filed its Answer and Counter-Claims on June 28, 2010. The Parties have agreed to consolidate these actions.

Gemcitabine

We have filed an ANDA seeking approval from the FDA to market gemcitabine for injection, 200 mg base/vial, 1 g base/vial and 2 g base/vial. The reference listed drug for APP’s ANDA is Gemzar, for use as a treatment for non-small lung cancer, pancreatic cancer, breast cancer and ovarian cancer. Eli Lilly is the holder of the New Drug Application for Gemzar and is believed to be the owner of the patent rights, which are set to expire on November 7, 2012, followed by a six month period of pediatric market exclusivity ending on May 7, 2013. APP notified Eli Lilly of our ANDA filing pursuant to the provisions of the Hatch-Waxman Act on November 4, 2009. On December 16, 2009, Eli Lilly filed a patent infringement action in the United States District Court in the Southern District of Indiana seeking to prevent APP from marketing this product until after the patent’s expiration. APP was served on January 7, 2010 and filed a Motion to Dismiss on March 19, 2010, basing its motion on the adjudicated invalidity of the patent in another action. The Motion to Dismiss is still pending. On June 3, 2010, the Judge issued a Case Management Order, and trial is scheduled for January 2012.

Product Liability Matters

Sensorcaine

We have been named as a defendant in numerous personal injury/product liability actions brought against us and other pharmaceutical companies and medical device manufacturers by plaintiffs claiming that they suffered injuries resulting from the post-surgical release of certain local anesthetics into the shoulder joint via a pain pump. We acquired several generic anesthetic products from AstraZeneca in June 2006. Pursuant to the Asset Purchase Agreement with AstraZeneca, we are responsible for indemnifying Astra Zeneca for defense of suits alleging injuries occurring after the acquisition date (unless the drugs are determined to be defective in manufacturing, in which case AstraZeneca will indemnify us pursuant to that certain Manufacturing and Supply Agreement entered into by us and AstraZeneca). Likewise Astra Zeneca agreed to indemnify us for suits alleging injuries occurring prior to the acquisition date. We maintain product liability insurance for these matters. All of our local anesthetic products are approved by the FDA and continue to be marketed and sold to customers. Since December 2009, more than 100 cases naming APP or New Abraxis have been dismissed due to lack of product identification or failure to plead with sufficient specificity to withstand a Motion to Dismiss.

In March 2010, a renewed motion by Plaintiffs to create a Multi-District Litigation (“MDL”) in the United States District Court of Minnesota was denied. Currently, there are 26 cases naming APP as a defendant, 11 of those involve an alleged event after the June 2006 product acquisition date. In addition, seven cases involve events that occurred both prior to and after the acquisition date. The majority of cases reside in California and New Jersey state courts.

Aredia and Zometa

We have been named as a defendant in approximately 13 personal injury/product liability cases brought against us and other manufacturers by plaintiffs claiming that they suffered injuries resulting from the use of pamidronate (the generic equivalent of Aredia®) prescribed for the management of metastic bone disease. Plaintiffs’ allege Aredia causes osteonecrosis to the jaw.

On December 2, 2009, nine cases naming APP as a defendant were transferred to an MDL in the Eastern District of New York. After little progress in determining product identification, the Judge ordered the Plaintiffs to amend their complaints to reflect sufficient product identification by August 20, 2010. The next status conference is scheduled for September 8, 2010. One additional case naming APP and other defendants is comprised of 159 plaintiffs and was filed on April 26, 2010 in the Eastern District of New York and is pending transfer to the MDL. Another case has been filed in the Southern District of New York, but has not been served yet.

There are currently two remaining cases filed against the Company in a coordinated proceeding in the Superior Court of New Jersey, Middlesex County. A final product identification report by plaintiffs was due on July 23, 2010.

Heparin

We have been named as a defendant in six personal injury/product liability cases brought against us and other manufacturers claiming that the plaintiffs suffered side effects from heparin-induced thrombocytopenia (“HIT”). The cases were filed in state and federal courts in New Jersey, Pennsylvania, West Virginia and Illinois. Product identification discovery is underway in all six cases.

APP has also been improperly named as a discovery respondent in a contamination case and a defendant wholesaler has sought to join APP, and other defendants, in a syringe contamination case.

In re Reglan/Metaclopraminde

APP has been named along with numerous other defendants in 34 short form complaints alleging Extrapyramidial Symptoms (EPS) and Involuntary Movement Disorder for ingestion of Reglan. APP’s predecessor in interest, Fujisawa, ceased manufacturing and distribution of this product in 1994, which pre-dates the formation of the Company. APP is actively seeking dismissal of all these cases.

ITEM 1A.	RISK FACTORS

For information regarding risks related to our business and our outstanding contingent value rights, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes to our risk factors during the second quarter of 2010.

ITEM 2.	UNREGISTERED SALE OF SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date: August 2, 2010

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