Form 10-Q
period 2010-09-30
Fresenius Kabi Pharmaceuticals Holding, Inc.
filed 2010-11-02
CIK 1439449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 1, 2010, all of the shares of the registrant’s common stock were held by Fresenius Kabi AG.

Fresenius Kabi Pharmaceuticals Holding, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Fresenius Kabi Pharmaceuticals Holding, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2010	December 31, 2009
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$6,726	$10,469
Accounts receivable, net	134,388	85,517
Inventories	212,009	212,065
Prepaid expenses and other current assets	23,951	31,606
Current receivables from related parties	2,377	1,219
Income taxes receivable	8,944	51,963
Deferred income taxes	26,250	18,880

Total current assets	414,645	411,719
Property, plant and equipment, net	116,364	129,784
Intangible assets, net	475,828	506,215
Goodwill	3,662,173	3,664,371
Deferred financing costs	103,577	117,166
Other non-current assets, net	10,681	29,430

Total assets	$4,783,268	$4,858,685

Liabilities and stockholder’s equity
Current liabilities:
Cash overdraft	$7,261	$—
Accounts payable	37,022	53,238
Accrued liabilities	71,031	57,320
Current payables to related parties	7,918	9,914
Accrued intercompany interest	24,957	47,141
Current CVR payable	5,714	—
Current portion of long-term debt	123,975	76,475
Current portion of intercompany debt	427,860	441,511

Total current liabilities	705,738	685,599
Long-term debt	745,231	844,969
Deferred income taxes, non-current	63,240	77,593
Fair value of interest rate swaps with Parent and affiliates	80,252	53,188
Intercompany notes payable to Parent and affiliates	2,565,425	2,591,693
CVR payable, non-current	—	48,976
Other non-current liabilities	18,077	17,591

Total liabilities	4,177,963	4,319,609
Stockholder’s equity:
Common stock - $0.001 par value; 1,000 shares authorized and outstanding in 2010 and 2009	—	—
Additional paid-in capital	900,822	900,379
Accumulated deficit	(259,617)	(342,830)
Accumulated other comprehensive loss	(35,900)	(18,473)

Total stockholder’s equity	605,305	539,076

Total liabilities and stockholder’s equity	$4,783,268	$4,858,685

See accompanying notes to condensed consolidated financial statements

Fresenius Kabi Pharmaceuticals Holding, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Net revenue	$331,321	$224,654	$852,748	$632,186
Cost of sales	145,047	116,770	430,304	314,516

Gross profit	186,274	107,884	422,444	317,670
Operating expenses:
Research and development	9,864	6,444	21,062	20,822
Selling, general and administrative	31,401	18,514	87,375	66,355
Amortization of merger related intangibles	9,163	9,163	27,488	27,487
Impairment of fixed assets	2,938	5,372	2,938	5,372

Total operating expenses	53,366	39,493	138,863	120,036

Income from operations	132,908	68,391	283,581	197,634
Interest expense	(15,498)	(26,680)	(48,939)	(61,166)
Intercompany interest expense	(52,977)	(53,678)	(163,402)	(191,029)
Unrealized gain (loss) on change in fair value of contingent value rights	15,509	(50,608)	43,262	(37,548)
Interest income and other, net	(4,146)	(893)	695	3,677

Income (loss) before income taxes	75,796	(63,468)	115,197	(88,432)
Income tax expense (benefit)	23,668	(2,242)	31,984	(12,409)

Net income (loss)	$52,128	$(61,226)	$83,213	$(76,023)

See accompanying notes to condensed consolidated financial statements

Fresenius Kabi Pharmaceuticals Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$83,213	$(76,023)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15,643	13,584
Amortization	28,933	28,684
Amortization of merger related intangibles	27,487	27,487
Write-off of deferred financing fees	—	14,661
Impairment of fixed and intangible assets	4,338	5,372
Gain on non-cash foreign currency transactions	31	(3,301)
Change in fair value of contingent value rights	(43,262)	37,548
Stock-based compensation	443	238
(Gain) loss on disposal of property, plant and equipment	(604)	396
Deferred income taxes	(8,824)	5,128
Other non-cash charges	(268)	773
Changes in operating assets and liabilities:
Accounts receivable, net	(48,871)	21,126
Inventories	56	(40,736)
Prepaid expenses and other current assets	1,511	(13,115)
Current receivables from related parties	(1,158)	(2,227)
Income taxes receivable	43,019	(3,434)
Other non-current assets, net	489	19,815
Accounts payable and accrued liabilities	(3,195)	2,574
Current payables to related parties	(3,523)	(2,129)
Accrued intercompany interest	(22,184)	(44)
Intercompany payable to Parent-non-current	—	5,056
Other non-current liabilities	285	14,417

Net cash provided by operating activities	73,559	55,850
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,470)	(13,714)
Purchases of other non-current assets	—	(9,413)
Proceeds from sale of fixed assets	2,743	—
Proceeds from note receivable from Parent	—	33,800
Cash paid for Fresenius merger	—	(2,000)

Net cash (used in) provided by investing activities	(4,727)	8,673
Cash flows from financing activities:
Cash overdraft	7,261	4,255
Payments under unsecured credit facility, net	(65,920)	(70,888)
(Payments) borrowings under secured credit facility, net	(2,488)	57,769
Payments of deferred financing costs	(12,217)	(62,679)

Net cash used in financing activities	(73,364)	(71,543)
Effect of exchange rates on cash and cash equivalents	788	4,349

Net decrease in cash and cash equivalents	(3,743)	(2,671)
Cash and cash equivalents, beginning of period	10,469	8,441

Cash and cash equivalents, end of period	$6,726	$5,770

Supplemental disclosure of cash flow information:
Cash received/ (paid) during the period for:
Interest	$(208,180)	$(213,823)
Income taxes	$(1,922)	$17,212
Supplemental schedule of noncash investing and financing activities:
Conversion of group and target revolver to intercompany debt	$—	$225,000

See accompanying notes to condensed consolidated financial statements

FRESENIUS KABI PHARMACEUTICALS HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Certain prior period balances have been reclassified to conform to the presentation adopted in the current period. In the fourth quarter of 2009, the Company identified that cash flows related to notes receivable activity with the Parent had been displayed in financing cash flows rather than investing cash flows. The accompanying consolidated cash flow statement for the nine months ended September 30, 2009 has been revised to present notes receivable activity with the Parent as investing cash flows. This revision did not impact the change in cash and cash equivalents or cash provided by operating activities as previously reported.

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

FRESENIUS KABI PHARMACEUTICALS HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06 that requires additional disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the sensitivity of fair value measurements to changes in assumptions, and (4) transfers between the three levels of the fair value hierarchy. The disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements are effective for fiscal years beginning after December 15, 2010, and for the interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance but does not anticipate it will have a material impact on our results of operations or financial condition. All other requirements of this ASU were effective in interim and annual periods beginning after December 15, 2009. The adoption of this guidance had no impact on our condensed consolidated financial statements.

In June 2009, the FASB issued ASU 2009-17, which eliminates the exceptions to the rules requiring consolidation of qualifying special-purpose entities (the “QSPE”), which means more entities will be subject to consolidation assessments and reassessments. The guidance also requires ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity (“VIE”) and clarifies characteristics that identify a VIE. In addition, additional disclosures about a company’s involvement with a VIE and any significant changes in risk exposure due to that involvement are required. This guidance was effective for the Company beginning in 2010, and its adoption had no impact on our condensed consolidated financial statements.

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

FRESENIUS KABI PHARMACEUTICALS HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

On September 8, 2009, the Board of Directors of FKP Holdings formally approved management’s plan to close the Barceloneta, Puerto Rico manufacturing facility, which was acquired in the Merger, and transfer production operations to existing Company plants in the United States. This action was taken to lower overall manufacturing costs and to strengthen the Company’s long-term competitive position. The decision to close this facility was made pursuant to a plan developed by FKP Holdings in connection with the Merger, and resulted in various adjustments to the estimated amounts assigned to certain assets acquired, liabilities assumed and residual goodwill in connection with the APP acquisition. Production at the facility ceased during the third quarter 2010 and the facility continues to be marketed for sale.

(3) Adjusted EBITDA Calculation for Contingent Value Rights

In connection with the Merger, each APP shareholder was issued one contingent value right of FKP Holdings for each share held. The CVRs are intended to give holders an opportunity to participate in any excess Adjusted EBITDA, as defined in the CVR Indenture, generated by FKP Holdings during the three years ending December 31, 2010, referred to as the “CVR measuring period,” in excess of a threshold amount. Each CVR represents the right to receive a pro rata portion of an amount equal to 2.5 times the amount by which cumulative Adjusted EBITDA of APP and FKP Holdings and their subsidiaries on a consolidated basis, exceeds $1.267 billion for the three years ending December 31, 2010. If Adjusted EBITDA for the CVR measuring period does not exceed this threshold amount, no amounts will be payable on the CVRs and the CVRs will expire valueless. The maximum amount payable under the CVR Indenture is $6.00 per CVR. The cash payment on the CVRs, if any, will be determined after December 31, 2010, and will be payable June 30, 2011, except in the case of a change of control of FKP Holdings, which may result in an acceleration of any payment. The acceleration payment, if any, is payable within six months after the change of control giving rise to the acceleration payment. Shortly after FKP Holdings files its Annual Report on Form 10-K for the year ended December 31, 2010 the CVRs will be deregistered and delisted and cease trading on NASDAQ.

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

Because any amount payable to the holders of CVRs must be settled in cash, the CVRs are classified as liabilities in the accompanying condensed consolidated financial statements. The estimated fair value of the CVRs at the date of acquisition was included in the cost of the acquisition. At each reporting date, the CVRs are marked-to-market based on the closing price of a CVR as reported by NASDAQ, and the change in the fair value of the CVRs for the reporting period is included in the statements of operations. At September 30, 2010 and December 31, 2009, the carrying value of the CVR liability was approximately $5.7 million and $49.0 million, respectively.

(4) Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out, or FIFO method, as follows (in thousands):

	For the Period Ended
	September 30, 2010			December 31, 2009
	Approved	Pending Regulatory Approval	Total Inventory	Approved	Pending Regulatory Approval	Total Inventory
	(in thousands)
Finished goods	$86,737	662	$87,399	$70,551	16,733	$87,284
Work in process	37,359	1,058	38,417	29,432	—	29,432
Raw materials	82,120	4,073	86,193	91,894	3,455	95,349

	$206,216	$5,793	$212,009	$191,877	$20,188	$212,065

        Inventories consist of products currently approved for marketing and costs related to certain products that are pending regulatory approval. From time to time, we capitalize inventory costs associated with products prior to regulatory approval based on our judgment of probable future approval, commercial success and realizable value. Such judgment incorporates our knowledge and best judgment of where the product is in the regulatory review process, our required investment in the product, market conditions, competing products and our economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. In evaluating the market value of inventory pending regulatory approval as compared to the capitalized cost, we considered the market, pricing and demand for competing products, our anticipated selling price for the product and the position of the product in the regulatory review process. If final regulatory approval for such products is denied or delayed, we revise our estimates and judgments about the recoverability of the capitalized costs and, where required, provide reserves for or write-off such inventory in the period those estimates and judgments change. At September 30, 2010 and December 31, 2009, inventory included $5.8 and $20.2 million, respectively, in costs related to products pending approval by the United States Food and Drug Administration (“FDA”). The decrease in products pending approval during the current period is attributed to increases in reserves related to uncertainty in FDA approval of certain products.

FRESENIUS KABI PHARMACEUTICALS HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

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

(5) Long-Term Debt and Credit Facility

A summary of our external and intercompany debt is as follows:

	September 30, 2010	December 31, 2009
External debt
Senior Credit Facilities, with interest at variable rates based on LIBOR plus a margin. Term loan B2 and C2 are subject to a minimum rate
Term loan A2, due in semi-annual installments through September 10, 2013	$438,500	$462,500
Term loan B2, due in equal semi-annual installments with a final balloon payment on September 10, 2014	—	458,944
Term loan C2, due in equal semi-annual installments beginning June 10, 2010, with a final balloon payment on September 10, 2014	406,706	—
Target revolving credit facility loan, due at expiration of the facility on September 10, 2013	24,000	—

Total external debt	869,206	921,444
Current maturities of external debt	(123,975)	(76,475)

Long-term external debt	$745,231	$844,969

Internal debt
Intercompany Credit Facilities
Short-term unsecured intercompany loans payable to Fresenius Kabi AG, due in 30 to 60 days from date of issue, with interest at fixed rates	$323,000	$360,000

Secured senior intercompany loans payable to a financing subsidiary of Fresenius SE, with interest at variable rates based on LIBOR or EURIBOR plus a margin. Term loan B1 and C1 are subject to a minimum rate

Term loan A1, due in semi-annual installments through September 10, 2013	438,500	462,500
Term loan B1, due in equal semi-annual installments with a final balloon payment on September 10, 2014	—	657,742
Term loan C1, due in equal semi-annual installments with a final balloon payment on September 10, 2014	582,878	—
Euro currency term loan B1 (€197.5 million), due in equal semi-annual installments with a final balloon payment on September 10, 2014	—	265,791
Euro currency term loan C1 (€163.5 million), due in equal semi-annual installments with a final balloon payment on September 10, 2014	223,145	—
Unsecured intercompany loans payable to a financing subsidiary of Fresenius SE, due July 15, 2015, with interest at fixed rates
US dollar denominated	500,000	500,000
Euro currency denominated (€115.7 million)	157,898	166,668
Unsecured intercompany loans payable to Fresenius Kabi AG, due September 10, 2014, with interest at fixed rates	722,826	601,775
Euro currency denominated loans payable (€33.0 million as of September 30, 2010 and €13 million as of December 31, 2009)	45,038	18,728

Total intercompany debt	2,993,285	3,033,204
Current maturities of intercompany debt	(427,860)	(441,511)

Long-term intercompany debt	$2,565,425	$2,591,693

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

FRESENIUS KABI PHARMACEUTICALS HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

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

On each of December 10, 2009 and February 10, 2010, the Company entered into three unsecured intercompany loans with Fresenius Kabi AG in the amounts of €13 million, $46.3 million and $32.3 million and €20 million, $71.3 million and $49.8 million, respectively. These loans replaced Senior Intercompany Loans of like amounts. These Fresenius Kabi AG notes bear fixed interest rates. There was no change to principal maturity dates as a result of this exchange of notes.

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

Subsequent to the period ended September 30, 2010, the Company replaced the outstanding Target Revolver with fixed rate unsecured intercompany notes with Fresenius Kabi AG which mature monthly.

The following is the repayment schedule for Term Loans A2 and C2, the target revolver and the intercompany loans outstanding as of September 30, 2010 (in thousands):

	Term Loan A2	Term Loan C2	Target Revolver	Intercompany Fresenius	Total
12 months from 10/1/10 to 9/30/11	$95,000	$4,975	$24,000	$427,860	$551,835
12 months from 10/1/11 to 9/30/12	150,000	4,975	—	159,860	314,835
12 months from 10/1/12 to 9/30/13	193,500	4,975	—	203,360	401,835
12 months from 10/1/13 to 9/30/14	—	391,781	—	1,544,308	1,936,089
12 months from 10/1/14 to 9/30/15	—	—	—	657,897	657,897

	$438,500	$406,706	$24,000	$2,993,285	$3,862,491

FRESENIUS KABI PHARMACEUTICALS HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(6) Derivatives

The Company does not engage in the trading of derivative financial instruments except where the Company’s objective is to manage the variability of forecasted inventory purchases due to changes in foreign currency exchange rates, and the variability of payments of principal and interest attributable to changes in interest rates or foreign currency exchange rates. In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks.

As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk when these instruments are in an asset position. The Company manages the counterparty credit risk by entering into derivative contracts only with its Parent company and its affiliates. As a result, as of September 30, 2010, the Company does not expect to experience any losses as a result of default of its counterparty.

Foreign Currency Contracts: Included in our intercompany borrowings are several Euro-denominated notes, including €196.5 million in notes with maturities in 2014, and a €115.7 million note with a maturity in 2015. In connection with these borrowings, we entered into foreign currency swap contracts in order to limit our exposure to changes in current exchange rates on the Euro-denominated notes principal balance. We have entered into these foreign currency swaps with affiliates of Fresenius for the total of the Euro-denominated notes principal balance. These agreements mature at various dates through January 2012, and are not designated as hedging instruments for accounting purposes. For the nine months ended September 30, 2010 and 2009 we recognized a foreign currency loss of $24.1 million and gain of $37.8 million, respectively, in our other income (expense) related to the change in fair value of these swap agreements. These foreign currency losses and gains were offset by $23.8 million and $33.8 million in currency gains and losses we recorded in the nine months ended September 30, 2010 and 2009, respectively, in order to adjust the carrying value of the Euro-denominated notes to reflect the period-end exchange rate.

We have also entered into foreign currency forward contracts for €10.0 million of the future cash flows related to the interest payments due on the €196.5 million notes through October 2012, and €15.2 million of the future cash flows related to the interest payments due on the €115.7 million note through January 2012. These foreign currency agreements have been designated as hedges of our exposure to fluctuations in interest payments on outstanding Euro-denominated borrowings due to changes in Euro/U.S. dollar exchange rates (a cash flow hedge).

During the second quarter of 2010, we entered into foreign currency forward contracts for €22.7 million of future cash flows related to certain forecasted inventory purchases from July 2010 through June 2011. These foreign currency agreements have been designated as hedges of our exposure to fluctuations in future payments related to these forecasted purchases due to changes in Euro/U.S. dollar exchange rates (a cash flow hedge). At September 30, 2010 we have €19.3 million of outstanding foreign currency forward contracts.

Interest Rate Swaps: On November 3, 2008, we entered into four interest rate swap agreements with Fresenius for an aggregate notional principal amount of $900 million, the “2008 interest rate swaps”. These agreements require us to pay interest at an average fixed rate of 3.97% and entitle us to receive interest at a variable rate equal to three-month LIBOR, which is equal to the benchmark rate for the Term A Loans being hedged, on the notional amount. The 2008 interest rate swaps expire in October 2011 and December 2013. During the third quarter 2010 we entered into six additional interest rate swap agreements with Fresenius for an aggregate principal amount of $600 million, the “2010 interest rate swaps”. These swap agreements require us to pay interest at an average fixed rate of 2.16% and entitle us to receive interest at a variable rate equal to three-month LIBOR, subject to a minimum LIBOR, which is equal to the benchmark rate for the Term C Loan being hedged, on the notional amount. The 2010 interest rate swaps expire on September 10, 2014. All interest rate swaps have been designated as hedges of our exposure to fluctuations in interest payments on outstanding variable rate borrowings due to changes in interest rates (a cash flow hedge).

The fair value of these interest rate swap agreements at September 30, 2010 and December 31, 2009 was a liability of $80.3 million and $53.2 million, respectively, and is included in long-term liabilities in our condensed consolidated balance sheets. As noted above, the Company entered into derivative contracts with its Parent, who pushed down the interest rate swap agreements to the Company. From inception of the agreements to the time the 2008 interest rate swaps were transferred to the Company, the Parent recognized $15.9 million in losses in other comprehensive income (loss). From the time the 2008 interest rate swap agreements were transferred to the Company through September 30, 2010, we recorded a deferred loss of $39.0 million, net of tax benefit of $25.4 million, in other comprehensive income (loss) and recognized $0.7 million, in intercompany interest expense, which represented the amount of hedge ineffectiveness.

FRESENIUS KABI PHARMACEUTICALS HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

The fair value amounts in our condensed consolidated balance sheet at September 30, 2010 and December 31, 2009, related to foreign currency forward and interest rate swap contracts were as follows:

	Asset Derivatives		Liability Derivatives
September 30, 2010 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency forward contracts-interest (current)	Prepaid expense and other current assets	$1.0	Other accrued expenses	$0.2
Foreign currency forward contracts-interest (non-current)	Other non-current assets, net	0.3	Other non-current liabilities	0.2
Foreign currency forward contracts-inventory (current)	Prepaid expense and other current assets	2.7	Other accrued expenses	—
Interest rate swap contracts (non-current)	Other non-current assets, net	—	Fair value of interest rate swaps with Parent and affiliates	80.3

Total		$4.0		$80.7

	Asset Derivatives		Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign currency forward contracts (current)	Prepaid expense and other current assets	$1.4	Other accrued expenses	$0.5
Foreign currency forward contracts (non-current)	Other non-current assets, net	9.3	Other non-current liabilities	—

Total		$10.7		$0.5

	Asset Derivatives		Liability Derivatives
December 31, 2009 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency forward contracts-interest (current)	Prepaid expense and other current assets	$2.7	Other accrued expenses	$—
Foreign currency forward contracts-interest (non-current)	Other non-current assets, net	2.3	Other non-current liabilities	—
Interest rate swap contracts (non-current)	Other non-current assets, net	—	Fair value of interest rate swaps with Parent and affiliates	53.2

Total		$5.0		$53.2

	Asset Derivatives		Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign currency forward contracts (current)	Prepaid expense and other current assets	$8.6	Other accrued expenses	$—
Foreign currency forward contracts (non-current)	Other non-current assets, net	25.6	Other non-current liabilities	—

Total		$34.2		$—

FRESENIUS KABI PHARMACEUTICALS HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

The pretax derivative gains and losses in our condensed consolidated statements of operations for the three months ended September 30, 2010 and 2009, related to our foreign currency forward and interest rate swap contracts were as follows:

September 30, 2010

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Gain (Loss) on Effective Portion of Derivative Reclassified from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
(In millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward contracts	$6.4	Interest income and other, net	$0.3	Interest income and other, net	$—
Interest rate swap contracts	(12.5)	Interest income and other, net	—	Intercompany interest expense	0.4

Total	$(6.1)		$0.3		$0.4

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Foreign currency forward contracts	Interest income and other, net	$39.4

September 30, 2009

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Gain (Loss) on Effective Portion of Derivative Reclassified from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
(In millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward contracts	$1.1	Interest income and other, net	$—	Interest income and other, net	$—
Interest rate swap contracts	(8.2)	Interest income and other, net	—	Intercompany interest expense	(0.7)

Total	$(7.1)		$—		$(0.7)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Foreign currency forward contracts	Interest income and other, net	$15.3

FRESENIUS KABI PHARMACEUTICALS HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

The pretax derivative gains and losses in our condensed consolidated statements of operations for the nine months ended September 30, 2010 and 2009, related to our foreign currency forward and interest rate swap contracts were as follows:

September 30, 2010

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Gain (Loss) on Effective Portion of Derivative Reclassified from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
(In millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward contracts	$(1.6)	Interest income and other, net	$0.3	Interest income and other, net	$—
Interest rate swap contracts	(27.3)	Interest income and other, net	—	Intercompany interest expense	0.3

Total	$(28.9)		$0.3		$0.3

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Foreign currency forward contracts	Interest income and other, net	$(24.1)

September 30, 2009

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Gain (Loss) on Effective Portion of Derivative Reclassified from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
(In millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward contracts-interest	$6.3	Interest income and other, net	$—	Interest income and other, net	$—
Interest rate swap contracts	9.2	Interest income and other, net	—	Intercompany interest expense	(0.8)

Total	$15.5		$—		$(0.8)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Foreign currency forward contracts	Interest income and other, net	$37.8

FRESENIUS KABI PHARMACEUTICALS HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

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

The following table sets forth the Company’s financial assets and liabilities as of September 30, 2010 that are measured at fair value on a recurring basis, segregated by level within the fair value hierarchy:

	Balance at September 30, 2010	Basis of Fair Value Measurement (in thousands)
		Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets – fair value of foreign currency swaps	$14,768	$—	$14,768	$—

Liabilities:
Contingent value rights	$5,714	$5,714	—	—
Fair value of interest rate swaps	80,252	—	80,252	—
Fair value of foreign currency swaps	893	—	893	—

Total liabilities	$86,859	$5,714	$81,145	$—

(8) Related Party Transactions

Related party balances and transactions for the periods ended September 30, 2010 and 2009 pertain to balances and transactions with Fresenius and its direct and indirectly owned subsidiaries. Below is a discussion of these transactions.

Transactions with Fresenius

In connection with the Merger and associated financing transactions, FKP Holdings and its subsidiaries entered into a number of intercompany loan agreements with subsidiaries of Fresenius, the Company’s parent, as described in Note 5 to the condensed consolidated financial statements—Long-Term Debt and Credit Facility. At September 30, 2010 and December 31, 2009, the principal amount outstanding under these loans was $2,993.3 million and $3,033.2 million, respectively. Interest expense recognized on these intercompany loans for the three and nine months ended September 30, 2010 was $53.0 million and $163.4 million, respectively. Interest expense recognized on these intercompany loans for the three and nine months ended September 30, 2009 was $53.7 million and $191.0 million, respectively. Accrued interest of $25.0 million and $47.1 million was due on these intercompany loans at September 30, 2010 and December 31, 2009, respectively. As described in Note 5 to the condensed consolidated financial statements—Long-Term Debt and Credit Facility, in the period ended March 31, 2010 the Company paid $12.2 million in issuance costs related to the exchange of Term Loan B for Term Loan C and $1.5 million was pushed down and included in current payables to related parties.

The Company has recorded payables related to inventory purchases from Fresenius subsidiaries of $7.9 million as of September 30, 2010. Inventory purchased from Fresenius subsidiaries included in current payables to related parties as of December 31, 2009 was $9.9 million. Related intercompany charges included in cost of good sold for the three and nine months ended September 30, 2010 was $17.3 million and $62.2 million and for the same period ended September 30, 2009 was $4.9 million and $17.0 million, respectively.

FRESENIUS KABI PHARMACEUTICALS HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(9) Goodwill and Other Intangibles

As of September 30, 2010 and December 31, 2009, goodwill had a carrying value of $3,662.2 and $3,664.4 million, respectively. The decrease in carrying value is due to the recognition in the current year of the tax effects of certain charges made to goodwill during the purchase price allocation period. All of our intangible assets, other than goodwill, are subject to amortization. The following table reflects the components of identifiable intangible assets, all of which have finite lives, as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009		Category Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)		(in thousands)
Developed product technology	$489,000	$50,265	$489,000	$31,928	20 years
Product rights	2,400	125	2,300	87	10 years
Patents	6,847	1,547	6,847	553	5 years
Contracts and other	43,500	17,759	45,500	11,641	5 years
Customer relationships	12,000	8,223	12,000	5,223	3 years

Total	$553,747	$77,919	$555,647	$49,432

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

During the nine months ended September 30, 2010 the Company recognized $1.4 million of impairment in contracts and other intangible assets related to the inability to obtain FDA approval for certain products. For the nine months ended September 30, 2009 there was no impairment related to intangible assets.

Amortization expense on intangible assets attributable to operations for the three and nine months ended September 30, 2010 and 2009 was $9.6 million and $29.1 million, respectively. Amortization expense on intangible assets for the three and nine months ended September 30, 2009 was $9.4 million and $27.7 million, respectively. At September 30, 2010, the weighted average expected lives of intangibles was approximately 18.8 years. Total estimated amortization expense for our finite-lived intangible assets for the next five years is as follows:

Estimated Amortization
(in thousands)
2010 (3 months from 9/30/10 to 12/31/10)	$9,629
2011	37,294
2012	34,517
2013	32,009
2014	25,494
2015	24,500
2016 (9 months ending 9/30/16)	18,363

FRESENIUS KABI PHARMACEUTICALS HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(10) Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(in thousands)
Sales and marketing	$35,515	$28,099
Payroll and employee benefits	18,296	17,935
Legal and insurance	8,314	2,252
Accrued interest	7,173	7,600
Other	1,733	1,434

	$71,031	$57,320

(11) Income Taxes

As of September 30, 2010, the total amount of gross unrecognized tax benefits, which are reported in other non-current liabilities in our unaudited condensed consolidated balance sheet, was $17.5 million. This entire amount would impact net income if recognized. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes. For the period ended September 30, 2010 and December 31, 2009, $0.4 million and $0.4 million of such interest was accrued, respectively.

A reconciliation of the beginning and ending gross unrecognized tax benefits is as follows:

Amount
(thousands)
Balance at December 31, 2009	$17,156
Increase related to prior year tax positions	376
Settlements	(79)

Balance at September 30, 2010	$17,453

For 2009, the Company reported a taxable loss due primarily to tax deductions related to interest expense and the closure of the Puerto Rico manufacturing facility. At year end 2009, the Company initially concluded that it would be able to file a carry back claim and recover approximately $36.7 million in taxes paid by APP in 2007. After further review, the Company concluded that the loss was not entirely eligible for carry back under the tax regulations, but instead may be carried forward and used to reduce taxes payable in future periods through 2029. Accordingly, in the accompanying condensed consolidated balance sheet as of September 30, 2010, the Company has reclassified the $32.4 million income tax receivable amount reported at December 31, 2009 to deferred income taxes. Deferred tax assets are recognized if, in management’s judgment, it is more likely than not such assets will be realized.

Through the date of the Merger, APP and its subsidiaries filed income tax returns in the U.S. Federal jurisdiction, Canada, Puerto Rico, and various state jurisdictions. On April 21, 2010, the Company received the Revenue Agent’s Report relating to the U.S. Federal income tax examination of tax years 2006 and 2007. We included $0.6 million of tax expense and $0.5 million of related interest in income tax expense in the nine months ended September 30, 2010 related to this examination. Tax years 2008 and 2009 are open for possible examination. APP is also currently under state income tax examinations in California, Illinois and North Carolina for various tax years. Although not currently under examination or audit, APP’s Canadian income tax returns for the 2006 through 2009 tax years, its Puerto Rico income tax returns for the 2006 through 2009 tax years, and its state income tax returns for the 2004 through 2008 tax years remain open for possible examination by the appropriate governmental agencies. There are no other open federal, state, or foreign government income tax audits at this time.

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

FRESENIUS KABI PHARMACEUTICALS HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(12) Other Comprehensive Income (Loss)

Elements of other comprehensive income (loss), net of income taxes, were as follows:

	Three Months Ended September 30,
	2010	2009
	(in thousands)
Foreign currency translation adjustments	$827	$2,496
Change in fair value of interest rate swaps, net of tax	(5,908)	(5,048)
Change in the fair value of foreign currency forward contracts, net of tax	3,772	699

Other comprehensive loss	(1,309)	(1,853)
Net income (loss)	52,128	(61,226)

Comprehensive income (loss)	$50,819	$(63,079)

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Foreign currency translation adjustments	$791	$4,378
Change in fair value of interest rate swaps, net of tax	(16,753)	5,653
Change in the fair value of foreign currency forward contracts, net of tax	(1,465)	3,847

Other comprehensive income (loss)	(17,427)	13,878
Net income (loss)	83,213	(76,023)

Comprehensive income	$65,786	$(62,145)

At September 30, 2010 and 2009, we had a cumulative loss from the change in the fair value of our interest rate swaps, net of tax, of $39.0 million and $26.7 million, respectively. The cumulative change in foreign currency swaps, net of tax, was a loss of $1.6 million and a gain of $3.8 million as of September 30, 2010 and 2009, respectively. The cumulative foreign currency translation adjustment was a gain of $1.5 million as of September 30, 2010 and a loss of $0.1 million as of September 30, 2009.

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

Summarized below are the more significant pending legal matters pending to which we are a party:

Patent Litigation

Pemetrexed Disodium

We have filed an abbreviated new drug application, or “ANDA”, seeking approval from the FDA to market pemetrexed disodium for injection, 500 mg/vial. The Reference Listed Drug for APP’s ANDA is Alimta®, a chemotherapy agent for the treatment of various types of cancer marketed by Eli Lilly. Eli Lilly is believed to be the exclusive licensee of certain patent rights from Princeton University. We notified Eli Lilly and Princeton University of our ANDA filing pursuant to the provisions of the Hatch-Waxman Act and, in June 2008, Eli Lilly and Princeton University filed a patent infringement action in the U.S. District Court for the District of Delaware seeking to prevent us from marketing this product until after the expiration of U.S. Patent 5,344,932, which is alleged to expire in 2016. We filed our Answer and Counterclaims in August 2008 and a seven day bench trial is scheduled to begin on November 8, 2010.

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

FRESENIUS KABI PHARMACEUTICALS HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

On July 22, 2010, APP filed a second action against Navinta/Sandoz, Hospira and Sagent/Strides in the same court alleging that defendants had filed separate ANDA applications for generic Naropin infringing patent-in-suit from the prior litigation. On August 30, 2010, Navinta/Sandoz and Hospira filed Motions to Dismiss. On September 28, 2010, APP filed its opposition to the Navinta/Sandoz Motion to Dismiss.

We have filed a lawsuit against Ameridose, LLC in the United States District Court, District of New Jersey alleging infringement of our ‘086, ‘525 and ‘489 patents related to Naropin. The complaint, filed on August 10, 2010 and served on August 13, 2010 seeks injunctive relief and treble damages due to the willfull and deliberate nature of the infringement. Ameridose filed its Notice of Appearance on September 2, 2010 and its Answer and Counter-claims on September 24, 2010.

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

Discovery is currently underway. All factual discovery is to be completed by March 11, 2011.

On August 3, 2010, in a related action in the United States District Court, Eastern District of Virginia, The Medicines Co. was granted summary judgment against the United States Government in its quest to vacate a prior ruling of the Patent and Trademark Office denying a patent term extension for its ‘404 bivalirudin patent. The Court applied a business day rather than calendar day construction to the term extension deadline. On August 19, 2010, APP filed a Motion to Intervene, which was denied on September 13, 2010. On September 17, 2010, APP filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit on both the patent term extension ruling and the Motion to Intervene. On October 5, 2010, The Medicines Co. filed a Motion to Dismiss the Appeal, which is pending.

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

On July 29, 2010, the Court of Appeals for the Federal Circuit affirmed the District Court’s opinion of invalidity in the other action. APP subsequently filed notice of this decision in support of its Motion to Dismiss.

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

FRESENIUS KABI PHARMACEUTICALS HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

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

In March 2010, a renewed motion by Plaintiffs to create a Multi-District Litigation (“MDL”) in the United States District Court of Minnesota was denied. Currently, there are nine cases naming APP as a defendant, and six of those involve an alleged event occuring after the June 2006 product acquisition date.

Aredia and Zometa

We have been named as a defendant in approximately 14 personal injury/product liability cases brought against us and other manufacturers by plaintiffs claiming that they suffered injuries resulting from the use of pamidronate (the generic equivalent of Aredia®) prescribed for the management of metastic bone disease. Plaintiffs’ allege Aredia causes osteonecrosis to the jaw.

Ten cases naming APP have been transferred to an MDL in the Eastern District of New York. After little progress in determining product identification, the Judge ordered the Plaintiffs to amend their complaints to reflect sufficient product identification by August 20, 2010. At a status conference in September 2010, the Judge granted an extension to the plaintiffs to file a product identification report to October 20, 2010. One additional case naming APP and other defendants is comprised of 159 plaintiffs and was filed on April 26, 2010 in the Eastern District of New York and is pending transfer to the MDL.

There are currently two remaining cases filed against the Company in a coordinated proceeding in the Superior Court of New Jersey, Middlesex County. A final product identification report by plaintiffs was due on July 23, 2010, but was also extended.

Heparin

We have been named as a defendant in nine personal injury/product liability cases brought against us and other manufacturers claiming that the plaintiffs suffered side effects from heparin-induced thrombocytopenia (“HIT”). The cases were filed in state and federal courts in New Jersey, Pennsylvania, West Virginia and Illinois. Product identification discovery is underway in all six cases. APP has also been improperly named as a discovery respondent in a contamination case.

In re Reglan/Metaclopraminde

APP has been named along with numerous other defendants in 38 short form complaints alleging Extrapyramidial Symptoms (EPS) and Involuntary Movement Disorder for ingestion of Reglan. APP’s predecessor in interest, Fujisawa, ceased manufacturing and distribution of this product in 1994, which pre-dates the formation of the Company. APP is actively seeking dismissal of all these cases.

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

(14) Revenue by Product Line

Total revenues by product line were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009*	2010	2009*
	(in thousands)		(in thousands)
Critical care	$216,575	$141,272	$549,639	$415,925
Anti-infective	85,771	65,712	206,629	161,206
Oncology	25,531	14,816	88,069	47,144
Contract manufacturing and other	3,444	2,854	8,411	7,911

Total net revenue	$331,321	$224,654	$852,748	$632,186

*	Reclassified to conform with presentation adopted in 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise. Readers should carefully review the factors described in “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and in “Item 1A: Risk Factors“ of Part II of this Form 10-Q and other documents we file from time to time with the Securities and Exchange Commission. Readers should understand that it is not possible to predict or identify all such factors. Consequently, readers should not consider any such list to be a complete set of all potential risks or uncertainties.

OVERVIEW

The following management’s discussion and analysis of financial condition and results of operations, or MD&A, is intended to assist the reader in understanding our company. The MD&A is provided as a supplement to, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, including the information in “Item 1: Business“; “Item 1A: Risk Factors“, “Item 6: Selected Financial Data“; and “Item 8: Financial Statements and Supplementary Data.”

In March 2010, healthcare reform legislation was enacted in the U.S. This legislation contains several provisions that impact our business. Although many provisions of the new legislation do not take effect immediately, several provisions became effective in the first quarter of 2010. These include (1) an increase in the minimum Medicaid rebate to states participating in the Medicaid program from 15.1% to 23.1% on our branded prescription drugs, and from 11% to 13% on our generic prescription drugs; (2) the extension of the Medicaid rebate to Managed Care Organizations that dispense drugs to Medicaid beneficiaries; and (3) the expansion of the 340(B) Public Health Services drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals, clinics, and healthcare centers. Through September 30, 2010, we do not believe that these effective provisions of the legislation have had a material impact on our business. However, there are significant unknowns surrounding the actual implementation of the provisions of the legislation, and it is currently not possible to determine what effect, if any, the implementation of the legislation will have on our business in the longer-term.

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

FKP Holdings is a Delaware company formed in connection with the Fresenius merger discussed below. APP is a Delaware corporation that was formed in 2007. Old APP was a Delaware corporation formed in 2001 and a California corporation formed in 1996. On April 18, 2006, Old APP completed a merger with American BioScience, Inc., or ABI, APP’s former parent. In connection with the closing of that merger, Old APP’s certificate of incorporation was amended to change its original name of American Pharmaceutical Partners, Inc. to Abraxis BioScience, Inc. which we refer to as “Old Abraxis.” Old Abraxis operated in two distinct business segments: Abraxis BioScience, representing the combined operations of Abraxis Oncology and Abraxis Research and Abraxis Pharmaceutical Products, representing the hospital-based operations.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 and September 30, 2009

The following table sets forth the results of our operations for each of the three months ended September 30, 2010 and 2009, and forms the basis for the following discussion of our operating activities.

FRESENIUS KABI PHARMACEUTICALS HOLDING, INC.

CONSOLIDATED RESULTS OF OPERATIONS

(in thousands)

	Three months Ended September 30, 2010	Three months Ended September 30, 2009	Change Favorable (Unfavorable)
			$	%
Net revenue:
Critical care	$216,575	$141,272	$75,303	53%
Anti-infective	85,771	65,712	20,059	31%
Oncology	25,531	14,816	10,715	72%
Contract manufacturing and other	3,444	2,854	590	21%

Total net revenue	331,321	224,654	106,667	47%
Cost of sales	145,047	116,770	(28,277)	-24%

Gross profit	186,274	107,884	78,390	73%

Percent to total net revenue	56.2%	48.0%
Research and development	9,864	6,444	(3,420)	-53%
Selling, general and administrative	31,401	18,514	(12,887)	-70%
Impairment of fixed assets	2,938	5,372	2,434	45%
Amortization of merger-related intangibles	9,163	9,163	—	—%

Total operating expenses	53,366	39,493	(13,873)	-35%

Percent to total net revenue	16.1%	17.6%
Income from operations	132,908	68,391	64,517	94%

Percent to total net revenue	40.1%	30.4%
Interest expense	(15,498)	(26,680)	11,182	42%
Intercompany interest expense	(52,977)	(53,678)	701	1%
Unrealized gain (loss) on change in fair value of contingent value rights	15,509	(50,608)	66,117	131%
Interest income and other, net	(4,146)	(893)	(3,253)	-364%

Income before income taxes	75,796	(63,468)	139,264	219%
Income tax expense	23,668	(2,242)	(25,910)	-1156%

Net income (loss)	$52,128	$(61,226)	$113,354	185%

Net Revenue

Total net revenue for the three months ended September 30, 2010 increased $106.7 million, or 47.5%, to $331.3 million as compared to $224.6 million for the same quarter in 2009.

Net revenues for our critical care products for the three months ended September 30, 2010 increased to $216.6 million, an increase of $75.3 million, or 53.3%, over the prior year period, driven primarily by new product launches in the fourth quarter of 2009 and second quarter of 2010 along with increased sales due to competitor supply constraints related to certain of our products. Net revenue from anti-infective products for the three months ended September 30, 2010 increased by $20.1 million, or 30.5%, to $85.8 million from $65.7 million in the prior year period, due to a new product launch in the second quarter 2010 and increased sales due to competitor supply constraints related to certain of our products. Net revenue from oncology products for the three months ended September 30, 2010 increased $10.7 million, or 72.3%, to $25.5 million from $14.8 million in the prior year, driven primarily by new product launches in the fourth quarter of 2009 along with increased sales due to competitor supply constraints. Contract manufacturing revenue increased by $0.6 million to $3.4 million in the third quarter of 2010 as compared to $2.8 million for the same quarter in the prior year.

Gross Profit

Gross profit for the three months ended September 30, 2010 was $186.3 million, or 56.2% of total net revenue, as compared to $107.9 million, or 48.0% of total net revenue, in the same quarter of 2009. The increase in gross profit was principally due to increase in the proportion of list product sales relative to contract product sales as a result of competitor supply constraints.

Research and Development

Research and development expense for the three months ended September 30, 2010 increased $3.4 million, or 53.1%, to $9.8 million versus $6.4 million for the same quarter in 2009. The increase was due primarily to the timing of projects during the period.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended September 30, 2010 increased $12.9 million to $31.4 million, or 9.5% of total net revenue, from $18.5 million, or 8.2% of total net revenue, for the same period in 2009. The increase in costs was mainly due an accrued settlement fee recorded during the current period related to a commercial contract and overall higher professional fees.

Impairment of Fixed Assets

Results for the three months ended September 30, 2010 included $2.9 million of expense related to the impairment of production equipment for discontinued products. Impairment charges of $5.4 million recorded in the same period in 2009 relate to the closure of the Puerto Rico manufacturing facility.

Interest Expense and Intercompany Interest Expense

Total interest on third party and intercompany debt for the three months ended September 30, 2010 decreased $11.8 million to $68.5 million for the three months ended September 30, 2010 from $80.3 million for the same period in 2009. Interest expense on third party debt decreased to $15.5 million for the three months ended September 30, 2010, compared to $26.7 million for the same period in 2009. The decrease in third party interest expense was primarily due to the lower interest rates following the replacement of Term Loan B with Term Loan C instruments in March 2010. Intercompany interest expense for the three months ended September 30, 2010 and 2009 were comparable at $53.0 million and $53.7 million respectively.

Other income, other non-operating items

Interest income and other income, net consists primarily of interest earned on invested cash and cash equivalents, the impact of foreign currency rate changes on intercompany trading and debt accounts denominated in Euros and Canadian dollars, as well as the related non-hedging derivative instruments, and other financing costs. Interest income and other income (expense), net was expense of $4.1 million for the three months ended September 30, 2010 compared to expense of $0.8 million for the same period in 2009.

Additionally, during the three months ended September 30, 2010 we recognized $15.5 million of income resulting from the change in fair value of the contingent value rights (CVRs) issued to APP shareholders in connection with the Merger. The estimated fair value of the CVRs at the date of the acquisition was included in the acquisition cost and is adjusted at each reporting date (marked-to-market) based on the closing price of a CVR as reported by NASDAQ, with the change in the fair value of the CVR for the reporting period being included in non-operating income.

Provision for Income Taxes

For the three month period ended September 30, 2010, FKP Holdings reported income tax expense of $23.7 million on pretax income from operations of $75.8 million, or an effective tax rate of 31.2% compared to an income tax benefit of $2.2 million on a pretax loss of $63.5 million, or an effective tax rate of 3.5% for the same period in 2009. The 2010 and 2009 rates differ from the statutory U.S. federal tax rate of 35% due primarily to the tax cost of a hypothetical distribution of the profits of our foreign subsidiaries and additional tax and interest resulting from the U.S. Federal income tax examination offset by the non-taxable change in the fair value of the CVRs, as well as the effect of state and foreign income taxes.

Nine Months Ended September 30, 2010 and September 30, 2009

The following table sets forth the results of our operations for each of the nine months ended September 30, 2010 and 2009, and forms the basis for the following discussion of our operating activities:

FRESENIUS KABI PHARMACEUTICALS HOLDING, INC.

CONSOLIDATED RESULTS OF OPERATIONS

(in thousands)

	Nine months Ended September 30, 2010	Nine months Ended September 30, 2009	Change Favorable (Unfavorable)
			$	%
Net revenue:
Critical care	$549,639	$415,925	$133,714	32%
Anti-infective	206,629	161,206	45,423	28%
Oncology	88,069	47,144	40,925	87%
Contract manufacturing and other	8,411	7,911	500	6%

Total net revenue	852,748	632,186	220,562	35%
Cost of sales	430,304	314,516	(115,788)	-37%

Gross profit	422,444	317,670	104,774	33%

Percent to total net revenue	49.5%	50.2%
Research and development	21,062	20,822	(240)	-1%
Selling, general and administrative	87,376	66,355	(21,021)	-32%
Impairment of fixed assets	2,938	5,372	2,434	45%
Amortization of merger-related intangibles	27,487	27,487	—	0%

Total operating expenses	138,863	120,036	(18,827)	-16%

Percent to total net revenue	16.3%	19.0%
Income from operations	283,581	197,634	85,947	43%

Percent to total net revenue	33.3%	31.3%
Interest expense	(48,939)	(61,166)	12,227	20%
Intercompany interest expense	(163,402)	(191,029)	27,627	14%
Unrealized gain (loss) on change in fair value of contingent value rights	43,262	(37,548)	80,810	215%
Interest income and other, net	695	3,677	(2,982)	-81%

Income (loss) before income taxes	115,197	(88,432)	203,629	230%
Income tax expense (benefit)	31,984	(12,409)	(44,393)	-358%

Net income (loss)	$83,213	$(76,023)	$159,236	209%

Net Revenue

Total net revenue for the nine months ended September 30, 2010 increased $220.5 million, or 34.9%, to $852.7 million as compared to $632.2 million for the same period in 2009.

        Net revenue for our critical care products for the nine months ended September 30, 2010 increased to $549.6 million, an increase of $133.7 million, or 32.1%, over the prior year period, driven primarily by new product launches in the fourth quarter of 2009 and second quarter of 2010, along with increases in net sales due to competitor supply constraints for certain of our products. Net revenue from anti-infective products for the nine months ended September 30, 2010 increased by $45.4 million, or 28.2%, to $206.6 million from $161.2 million in the prior year period, due to a new product launch in the second quarter of 2010 and increases in net sales due to competitor supply constraints for certain of our products. Net revenue from oncology products for the nine months ended September 30, 2010 increased $40.9 million, or 86.8%, to $88.0 million from $47.1 million in the prior year, driven primarily by new product launches in the fourth quarter of 2009 along with increases in net sales due to competitor supply constraints for certain products and one time non-recurring product sales in the second quarter of 2010. Contract manufacturing revenue increased by $0.1 million to $8.4 million for the nine months ended September 30, 2010 as compared to $7.9 million for the same period in the prior year.

Gross Profit

Gross profit for the nine months ended September 30, 2010 was $422.4 million, or 49.5% of total net revenue, as compared to $317.7 million, or 50.2% of total net revenue, in the same period of 2009. The increase in gross profit was attributable to the increase in sales, while the decrease in gross margin was principally due to the recognition of additional inventory reserves during 2010 related to delays in FDA approval of certain of our products, which was partially offset by an increase in the proportion of list product sales relative to contract product sales as a result of competitor supply constraints.

Research and Development

Research and development expense for the nine months ended September 30, 2010 increased $0.2 million, or 1.2%, to $21.0 million compared to $20.8 million for the same period in 2009. The increase was due primarily to the timing of projects during the period.

Selling, General and Administrative

Selling, general and administrative expense for the nine months ended September 30, 2010 increased $21.0 million to $87.4 million, or 10.2% of total net revenue, from $66.4 million, or 10.5% of total net revenue, for the same period in 2009. This increase in costs was due primarily to severance related charges recorded during the first quarter of 2010 in addition to accrued settlement fees recorded during the current period related to a commercial contract and higher professional fees.

Impairment of Fixed Assets

Results for the nine months ended September 30, 2010 included $2.9 million of expense related to the impairment of production equipment for discontinued products. Impairment charges of $5.4 million recorded in the same period in 2009 relate to the closure of the Puerto Rico manufacturing facility.

Interest Expense and Intercompany Interest Expense

Total interest on third party and intercompany debt decreased $39.9 million to $212.3 million for the nine months ended September 30, 2010 from $252.2 million for the same period in 2009. Interest expense on third party debt decreased to $48.9 million for the nine months ended September 30, 2010, compared to $61.2 million for the same period in 2009. The decrease in third party interest expense was primarily due to the lower interest rates related to the replacement of Term Loan B with Term Loan C instruments in March 2010. Intercompany interest expense decreased $27.6 million to $163.4 million for the nine months ended September 30, 2010 compared to $191.0 million in the prior year period, reflecting the write-off of $14.6 million in unamortized debt issue costs in connection with the intercompany debt restructuring in the first quarter of 2009.

Other income, other non-operating items

Interest income and other income, net consists primarily of interest earned on invested cash and cash equivalents, the impact of foreign currency rate changes on intercompany trading and debt accounts denominated in Euros and Canadian dollars, as well as the related non-hedging derivative instruments, and other financing costs. Interest income and other income (expense), net was $0.7 million of income for the nine months ended September 30, 2010 compared to $3.7 million of income for the same period in 2009.

Additionally, during the nine months ended September 30, 2010 we recognized $43.3 million of income resulting from the change in fair value of the contingent value rights (CVRs) issued to APP shareholders in connection with the Merger. The estimated fair value of the CVRs at the date of the acquisition was included in the acquisition cost and is adjusted at each reporting date (marked-to-market) based on the closing price of a CVR as reported by NASDAQ, with the change in the fair value of the CVR for the reporting period being included in non-operating income.

Provision for Income Taxes

For the nine month period ended September 30, 2010, FKP Holdings reported an income tax expense of $32.0 million on pretax income from operations of $115.2 million, or an effective tax rate of 27.8% compared to an income tax benefit of $12.4 million on a pretax loss of $88.4 million, or an effective benefit rate of 14.0% for the same period in 2009. The 2010 and 2009 rates differ from the statutory U.S. federal tax rate of 35% due primarily to the tax cost of a hypothetical distribution of the profits of our foreign subsidiaries and additional tax and interest resulting from the U.S. Federal income tax examination offset by the decrease in the non-taxable change in the fair value of the CVRs, as well as the effect of state and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position and sources and (uses) of cash and cash equivalents for the periods indicated:

Liquidity and Capital Resources

	September 30, 2010	December 31, 2009
	(in thousands)
Summary Financial Position:
Cash and cash equivalents	$6,726	$10,469
Working capital (deficit)	$(291,093)	$(273,880)
Total assets	$4,783,268	$4,858,685
Cash overdraft	$7,261	$—
Current debt	$551,835	$517,968
Long term debt	$3,310,656	$3,436,662
Total stockholder’s equity	$605,305	$539,076

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(in thousands)
Summary of Sources and (Uses) of Cash and Cash Equivalents:
Operating activities	$73,559	$55,850
Investing activities	(4,727)	8,673
Financing activities	(73,364)	(71,543)
Effect of exchange rates on cash and cash equivalents	789	4,349

Increase (decrease) in cash and cash equivalents	(3,743)	(2,671)
Cash and cash equivalents, beginning of period	10,469	8,441

Cash and cash equivalents, end of period	$6,726	$5,770

Sources and Uses of Cash

In connection with the Merger, our parent contributed $900.0 million and loaned approximately $3.0 billion to FKP Holdings. We used the proceeds of the capital contribution and intercompany loans to complete the Merger. We also assumed our predecessor’s credit facility in connection with the Merger, which we retired and replaced with a similar facility. Principally as a result of these transactions, as of September 30, 2010 we have $3.86 billion of outstanding indebtedness; comprised of approximately $0.87 billion of term loans from a group of financial institutions and $2.99 billion of intercompany loans.

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

Operating Activities

Net cash provided by operating activities was $73.6 million for the nine months ended September 30, 2010 as compared to net cash provided by operating activities of $55.9 million for the nine months ended September 30, 2009. The change in cash provided by operating activities for the 2010 period as compared to 2009 was due primarily to higher net earnings in 2010 offset by decreases in accrued intercompany interest and an increase in accounts receivable due to higher net revenue.

Investing Activities

Our investing activities include cash paid for acquisitions, capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure, and outlays to acquire various product or intellectual property rights needed to grow and maintain our business. Cash used in investing activities during the nine months ended September 30, 2010 was $4.7 million, which included $7.5 million for purchases of property, plant and equipment offset by $2.7 million of proceeds from the sale of property at our Grand Island facility. Cash provided by investing activities for the same period in the prior year was $8.7 million, which included $33.8 million in proceeds from the settlement of an intercompany note receivable with our Parent, offset by cash paid for intellectual property rights and capital expenditures.

Financing Activities

Financing activities generally include external borrowings under our credit facility and intercompany borrowing activity with Fresenius and its affiliated companies. Net cash used in financing activities for the nine months ended September 30, 2010 was $73.4 million which reflected net repayments on internal and external borrowings of $65.9 million and $2.5 million, respectively, along with payments of deferred financing costs of $12.2 million offset by cash inflows from overdrafts of $7.3 million.

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

Credit Facilities

A summary of our external and intercompany debt is as follows:

	September 30, 2010	December 31, 2009
External debt
Senior Credit Facilities, with interest at variable rates based on LIBOR plus a margin. Term loan B2 and C2 are subject to a minimum rate
Term loan A2, due in semi-annual installments through September 10, 2013	$438,500	$462,500
Term loan B2, due in equal semi-annual installments with a final balloon payment on September 10, 2014	—	458,944
Term loan C2, due in equal semi-annual installments beginning June 10, 2010, with a final balloon payment on September 10, 2014	406,706	—
Target revolving credit facility loan, due at expiration of the facility on September 10, 2013	24,000	—

Total external debt	869,206	921,444
Current maturities of external debt	(123,975)	(76,475)

Long-term external debt	$745,231	$844,969

Internal debt
Intercompany Credit Facilities
Short-term unsecured intercompany loans payable to Fresenius Kabi AG, due in 30 to 60 days from date of issue, with interest at fixed rates	$323,000	$360,000

Secured senior intercompany loans payable to a financing subsidiary of Fresenius SE, with interest at variable rates based on LIBOR or EURIBOR plus a margin. Term loan B1 and C1 are subject to a minimum rate

Term loan A1, due in semi-annual installments through September 10, 2013	438,500	462,500
Term loan B1, due in equal semi-annual installments with a final balloon payment on September 10, 2014	—	657,742
Term loan C1, due in equal semi-annual installments with a final balloon payment on September 10, 2014	582,878	—
Euro currency term loan B1 (€197.5 million), due in equal semi-annual installments with a final balloon payment on September 10, 2014	—	265,791
Euro currency term loan C1 (€163.5 million), due in equal semi-annual installments with a final balloon payment on September 10, 2014	223,145	—
Unsecured intercompany loans payable to a financing subsidiary of Fresenius SE, due July 15, 2015, with interest at fixed rates
US dollar denominated	500,000	500,000
Euro currency denominated (€115.7 million)	157,898	166,668
Unsecured intercompany loans payable to Fresenius Kabi AG, due September 10, 2014, with interest at fixed rates	722,826	601,775
Euro currency denominated loans payable (€33.0 million as of September 30, 2010 and €13 million as of December 31, 2009)	45,038	18,728

Total intercompany debt	2,993,285	3,033,204
Current maturities of intercompany debt	(427,860)	(441,511)

Long-term intercompany debt	$2,565,425	$2,591,693

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

On each of December 10, 2009 and February 10, 2010, the Company entered into three unsecured intercompany loans with Fresenius Kabi AG in the amounts of €13 million, $46.3 million and $32.3 million and €20 million, $71.3 million and $49.8 million, respectively. These loans replaced Senior Intercompany Loans of like amounts. These Fresenius Kabi AG notes bear fixed interest rates. There was no change to principal maturity dates as a result of this exchange of notes.

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

Subsequent to the period ended September 30, 2010, the Company replaced the outstanding Target Revolver with fixed rate unsecured intercompany notes with Fresenius Kabi AG which mature monthly.

The following is the repayment schedule for Term Loans A2 and C2, the target revolver and the intercompany loans outstanding as of September 30, 2010 (in thousands):

	Term Loan A2	Term Loan C2	Target Revolver	Intercompany Fresenius	Total
12 months from 10/1/10 to 9/30/11	$95,000	$4,975	$24,000	$427,860	$551,835
12 months from 10/1/11 to 9/30/12	150,000	4,975	—	159,860	314,835
12 months from 10/1/12 to 9/30/13	193,500	4,975	—	203,360	401,835
12 months from 10/1/13 to 9/30/14	—	391,781	—	1,544,308	1,936,089
12 months from 10/1/14 to 9/30/15	—	—	—	657,897	657,897

	$438,500	$406,706	$24,000	$2,993,285	$3,862,491

Foreign Currency Contracts: Included in our intercompany borrowings are several Euro-denominated notes, including €196.5 million in notes with maturities in 2014, and a €115.7 million note with a maturity in 2015. In connection with these borrowings, we entered into foreign currency swap contracts in order to limit our exposure to changes in current exchange rates on the Euro-denominated notes principal balance. We have entered into these foreign currency swaps with affiliates of Fresenius for the total of the Euro-denominated notes principal balance. These agreements mature at various dates through January 2012, and are not designated as hedging instruments for accounting purposes. For the nine months ended September 30, 2010 and 2009 we recognized a foreign currency loss of $24.1 million and gain of $37.8 million, respectively, in our other income (expense) related to the change in fair value of these swap agreements. These foreign currency losses and gains were offset by $23.8 million and $33.8 million in currency gains and losses we recorded in the nine months ended September 30, 2010 and 2009, respectively, in order to adjust the carrying value of the Euro-denominated notes to reflect the period-end exchange rate.

We have also entered into foreign currency forward contracts for €10.0 million of the future cash flows related to the interest payments due on the €196.5 million notes through October 2012, and €15.2 million of the future cash flows related to the interest payments due on the €115.7 million note through January 2012. These foreign currency agreements have been designated as hedges of our exposure to fluctuations in interest payments on outstanding Euro-denominated borrowings due to changes in Euro/U.S. dollar exchange rates (a cash flow hedge).

During the second quarter of 2010, we entered into foreign currency forward contracts for €22.7 million of future cash flows related to certain forecasted inventory purchases from July 2010 through June 2011. These foreign currency agreements have been designated as hedges of our exposure to fluctuations in future payments related to these forecasted purchases due to changes in Euro/U.S. dollar exchange rates (a cash flow hedge). At September 30, 2010 we have €19.3 million of outstanding foreign currency forward contracts.

Interest Rate Swaps: On November 3, 2008, we entered into four interest rate swap agreements with Fresenius for an aggregate notional principal amount of $900 million, the “2008 interest rate swaps”. These agreements require us to pay interest at an average fixed rate of 3.97% and entitle us to receive interest at a variable rate equal to three-month LIBOR, which is equal to the benchmark rate for the Term A Loans being hedged, on the notional amount. The 2008 interest rate swaps expire in October 2011 and December 2013. During the third quarter 2010 we entered into six additional interest rate swap agreements with Fresenius for an aggregate principal amount of $600 million, the “2010 interest rate swaps”. These swap agreements require us to pay interest at an average fixed rate of 2.16% and entitle us to receive interest at a variable rate equal to three-month LIBOR, subject to a minimum LIBOR, which is equal to the benchmark rate for the Term C Loan being hedged, on the notional amount. The 2010 interest rate swaps expire on September 10, 2014. All interest rate swaps have been designated as hedges of our exposure to fluctuations in interest payments on outstanding variable rate borrowings due to changes in interest rates (a cash flow hedge).

The fair value of these interest rate swap agreements at September 30, 2010 and December 31, 2009 was a liability of $80.3 million and $53.2 million, respectively, and is included in long-term liabilities in our condensed consolidated balance sheets. As noted above, the Company entered into derivative contracts with its Parent, who pushed down the interest rate swap agreements to the Company. From inception of the agreements to the time the 2008 interest rate swaps were transferred to the Company, the Parent recognized $15.9 million in losses in other comprehensive income (loss). From the time the 2008 interest rate swap agreements were transferred to the Company through September 30, 2010, we recorded a deferred loss of $39.0 million, net of tax benefit of $25.4 million, in other comprehensive income (loss) and recognized $0.7 million, in intercompany interest expense, which represented the amount of hedge ineffectiveness.

The CVRs

In connection with the Merger, each APP shareholder was issued one contingent value right of FKP Holdings. The CVRs are intended to give holders an opportunity to participate in any excess Adjusted EBITDA, as defined in the CVR Indenture, generated during the three years ending December 31, 2010, referred to as the “CVR measuring period,” in excess of a threshold amount. Each CVR represents the right to receive a pro rata portion of an amount equal to 2.5 times the amount by which cumulative Adjusted EBITDA of APP and FKP Holdings and their subsidiaries on a consolidated basis, exceeds $1.267 billion for the three years ending December 31, 2010. The maximum amount payable under the CVR Indenture is $6.00 per CVR. If Adjusted EBITDA for the CVR measuring period does not exceed this threshold amount, no amounts will be payable on the CVRs and the CVRs will expire valueless. The cash payment on the CVRs, if any, will be determined after December 31, 2010, and will be payable June 30, 2011, except in the case of a change of control of FKP Holdings, which may result in an acceleration of any payment. The acceleration payment, if any, is payable within six months after the change of control giving rise to the acceleration payment. As a result of the expiration of the CVR measuring period shortly after FKP Holdings files its Annual Report on Form 10-K for the year ended December 31, 2010 the CVRs will be deregistered and delisted and cease trading on NASDAQ.

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

The calculation of Adjusted EBITDA under the CVR Indenture for the nine month period ended September 30, 2010 and the cumulative period from January 1, 2008 to September 30, 2010 is as follows (in thousands):

	For the Nine Month Period Beginning January 1, 2010 and Ending September 30, 2010	For the Cumulative Period Beginning January 1, 2008 and Ending September 30, 2010
EBITDA CALCULATION:
Net income (loss)	$83,213	$(250,074)

Interest expense (net of interest income)	212,315	707,206
Income taxes	31,984	28,458
Depreciation	15,033	52,253
Amortization	30,488	512,416
Fixed asset impairment	2,938	8,310

EBITDA	$375,971	$1,058,569

Reconciliation to Adjusted EBITDA:
Stock compensation	443	6,572
Merger and separation related costs	1,015	49,770
Puerto Rico costs *	—	32,802
Technology transfer costs *	—	2,098
Change in the value of contingent value rights	(43,262)	(152,640)
Other taxes	520	1,905
Gain on sale of fixed assets	(604)	(262)
Consulting fees	—	600
Foreign currency (gain)/loss	69	(2,405)
Puerto Rico closure costs	751	1,157
Other charges	4,155	1,681

Adjusted EBITDA – per CVR	$339,058	$999,847

*	Puerto Rico costs and Technology transfer costs reached the combined add back limit of $34.9 million as of June 30, 2009.

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

As described above, we are responsible for servicing the external debt of $0.87 billion incurred in connection with the Merger, as well as to pay the principal and interest on the outstanding intercompany debt of $2.99 billion. While we expect that funds generated by our operations will be sufficient to enable us to satisfy our debt service obligations, our ability to meet our debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in customer preferences, the success of product and marketing innovations and pressure from competitors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. At any given time, we may not be able to refinance this debt, sell assets or borrow more money on terms acceptable to us or at all; the failure to do any of which could have adverse consequences for our business, financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For information regarding critical accounting estimates, see the caption “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes to our critical accounting estimates during the third quarter of 2010.

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

For information about market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in our market risks during the third quarter of 2010.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance we necessarily are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report. Based on their evaluation and subject to the foregoing, management has concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

Summarized below are the more significant pending legal matters pending to which we are a party:

Patent Litigation

Pemetrexed Disodium

We have filed an abbreviated new drug application, or “ANDA”, seeking approval from the FDA to market pemetrexed disodium for injection, 500 mg/vial. The Reference Listed Drug for APP’s ANDA is Alimta®, a chemotherapy agent for the treatment of various types of cancer marketed by Eli Lilly. Eli Lilly is believed to be the exclusive licensee of certain patent rights from Princeton University. We notified Eli Lilly and Princeton University of our ANDA filing pursuant to the provisions of the Hatch-Waxman Act and, in June 2008, Eli Lilly and Princeton University filed a patent infringement action in the U.S. District Court for the District of Delaware seeking to prevent us from marketing this product until after the expiration of U.S. Patent 5,344,932, which is alleged to expire in 2016. We filed our Answer and Counterclaims in August 2008 and a seven day bench trial is scheduled to begin on November 8, 2010.

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

On July 22, 2010, APP filed a second action against Navinta/Sandoz, Hospira and Sagent/Strides in the same court alleging that defendants had filed separate ANDA applications for generic Naropin infringing patent-in-suit from the prior litigation. On August 30, 2010, Navinta/Sandoz and Hospira filed Motions to Dismiss. On September 28, 2010, APP filed its opposition to the Navinta/Sandoz Motion to Dismiss.

We have filed a lawsuit against Ameridose, LLC in the United States District Court, District of New Jersey alleging infringement of our ‘086, ‘525 and ‘489 patents related to Naropin. The complaint, filed on August 10, 2010 and served on August 13, 2010 seeks injunctive relief and treble damages due to the willfull and deliberate nature of the infringement. Ameridose filed its Notice of Appearance on September 2, 2010 and its Answer and Counter-claims on September 24, 2010.

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

Discovery is currently underway. All factual discovery is to be completed by March 11, 2011.

On August 3, 2010, in a related action in the United States District Court, Eastern District of Virginia, The Medicines Co. was granted summary judgment against the United States Government in its quest to vacate a prior ruling of the Patent and Trademark Office denying a patent term extension for its ‘404 bivalirudin patent. The Court applied a business day rather than calendar day construction to the term extension deadline. On August 19, 2010, APP filed a Motion to Intervene, which was denied on September 13, 2010. On September 17, 2010, APP filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit on both the patent term extension ruling and the Motion to Intervene. On October 5, 2010, The Medicines Co. filed a Motion to Dismiss the Appeal, which is pending.

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

On July 29, 2010, the Court of Appeals for the Federal Circuit affirmed the District Court’s opinion of invalidity in the other action. APP subsequently filed notice of this decision in support of its Motion to Dismiss.

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

In March 2010, a renewed motion by Plaintiffs to create a Multi-District Litigation (“MDL”) in the United States District Court of Minnesota was denied. Currently, there are nine cases naming APP as a defendant, and six of those involve an alleged event occuring after the June 2006 product acquisition date.

Aredia and Zometa

We have been named as a defendant in approximately 14 personal injury/product liability cases brought against us and other manufacturers by plaintiffs claiming that they suffered injuries resulting from the use of pamidronate (the generic equivalent of Aredia®) prescribed for the management of metastic bone disease. Plaintiffs’ allege Aredia causes osteonecrosis to the jaw.

Ten cases naming APP have been transferred to an MDL in the Eastern District of New York. After little progress in determining product identification, the Judge ordered the Plaintiffs to amend their complaints to reflect sufficient product identification by August 20, 2010. At a status conference in September 2010, the Judge granted an extension to the plaintiffs to file a product identification report to October 20, 2010. One additional case naming APP and other defendants is comprised of 159 plaintiffs and was filed on April 26, 2010 in the Eastern District of New York and is pending transfer to the MDL.

There are currently two remaining cases filed against the Company in a coordinated proceeding in the Superior Court of New Jersey, Middlesex County. A final product identification report by plaintiffs was due on July 23, 2010, but was also extended.

Heparin

We have been named as a defendant in nine personal injury/product liability cases brought against us and other manufacturers claiming that the plaintiffs suffered side effects from heparin-induced thrombocytopenia (“HIT”). The cases were filed in state and federal courts in New Jersey, Pennsylvania, West Virginia and Illinois. Product identification discovery is underway in all six cases. APP has also been improperly named as a discovery respondent in a contamination case.

In re Reglan/Metaclopraminde

APP has been named along with numerous other defendants in 38 short form complaints alleging Extrapyramidial Symptoms (EPS) and Involuntary Movement Disorder for ingestion of Reglan. APP’s predecessor in interest, Fujisawa, ceased manufacturing and distribution of this product in 1994, which pre-dates the formation of the Company. APP is actively seeking dismissal of all these cases.

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

For information regarding risks related to our business and our outstanding contingent value rights, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes to our risk factors during the third quarter of 2010.

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

Date: November 1, 2010

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