Form 10-K
period 2010-12-31
Fresenius Kabi Pharmaceuticals Holding, Inc.
filed 2011-02-23
CIK 1439449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of February 22, 2011, all of the shares of the registrant’s common stock were held by Fresenius Kabi AG.

Fresenius Kabi Pharmaceuticals Holding, Inc.

FORM 10-K

For the Year Ended December 31, 2010

PART I

Item 1.	BUSINESS

Unless the context otherwise requires, references in this report to “Fresenius Kabi Pharmaceuticals,” “FKP Holdings, Inc.,” “FKP Holdings,” “the Company,” “we,” “us” and “our” refer to “Fresenius Kabi Pharmaceuticals Holding, Inc. and its subsidiaries, including our operating subsidiary APP Pharmaceuticals, Inc, or “APP” (and its subsidiaries APP Pharmaceuticals, LLC, APP Pharmaceuticals Manufacturing, LLC, and Pharmaceutical Partners of Canada, Inc.). References to “the Merger” refer to the Merger between a subsidiary of FKP Holdings, an indirect wholly owned subsidiary of Fresenius SE & Co. KGaA (“Fresenius”), a societas europaea organized under the laws of the European Union and Germany, and APP. References to “New APP,” and “APP Pharmaceuticals,” refer to the company prior to the merger with FKP Holdings and after the separation from Abraxis BioScience, Inc. in 2007. References to “Old Abraxis” refer to Abraxis BioScience, Inc. prior to the separation in 2007 and related transactions and references to “New Abraxis” refer to New Abraxis Inc., which was our wholly owned subsidiary prior to the separation and which changed its name to Abraxis BioScience, Inc. following the separation. References to the “distribution,” “separation” or “spin-off” refer to the transactions occurring in 2007, in which the proprietary business was separated from Old Abraxis and New Abraxis became an independent publicly-traded company.

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

•	the difficulty in predicting the timing or outcome of product development efforts and regulatory approvals;

•	the availability and price of acceptable raw materials and components from third-party suppliers;

•	evolution of the fee-for-service arrangements being adopted by our major wholesale customers;

•	risks inherent in divestitures and spin-offs, including business risks, legal risks and risks associated with the tax and accounting treatment of such transactions;

•	inventory reductions or fluctuations in buying patterns by wholesalers or distributors;

•	the effect of the Merger on APP’s customer and supplier relationships, operating results and business generally;

•	risks that the Merger will disrupt APP’s current plans and operations, and the potential difficulties in retaining APP’s employees as a result of the Merger;

•	the outcome of any pending or future litigation and administrative claims;

•	the impact of recent legislative changes to the governmental reimbursement system;

•	potential restructurings of FKP Holdings and its subsidiaries (which include APP and its subsidiaries) which could affect its ability to generate revenues;

•	challenges of integration and restructuring associated with the Merger or other planned acquisitions and the challenges of achieving anticipated synergies; and

•	the impact of any product liability, or other litigation to which the Company is, or may become a party.

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

The CVRs

On September 10, 2008, FKP Holdings completed the Merger, following which APP became a wholly-owned subsidiary of FKP Holdings. Under the terms of the Merger, Fresenius acquired all of the outstanding common stock of APP for $23.00 in cash per share (the “Cash Purchase Price”) plus a contingent value right (“CVR”). The maximum amount payable under the CVR indenture is $6.00 per CVR. Our obligation to make a cash payment on the CVRs was determined on the basis of cumulative Adjusted EBITDA (as defined in the CVR indenture) for a three-year period ending on December 31, 2010, referred to as the “CVR measuring period.” The CVRs were intended to give holders an opportunity to participate in any Adjusted EBITDA, as defined in the CVR indenture, generated during the CVR measuring in excess of a threshold amount. Each CVR represented the right to receive a pro rata portion of an amount equal to 2.5 times the amount, if any, by which cumulative Adjusted EBITDA of APP and FKP Holdings and their subsidiaries on a consolidated basis, exceeded $1.268 billion for the CVR measuring period. Since Adjusted EBITDA for the CVR measuring period did not exceed this threshold amount, no amounts will be payable on the CVRs and the CVRs will expire valueless.

The CVRs do not represent equity, or voting securities of FKP Holdings, and they do not represent ownership interests in FKP Holdings. Holders of the CVRs are not entitled to any rights of a stockholder or other equity or voting securities of FKP Holdings, either at law or in equity. Similarly, holders of CVRs are not entitled to any dividends declared or paid with respect to any equity security of FK Holdings. A holder of a CVR is entitled only to those rights set forth in the CVR indenture. Additionally, the right to receive amounts payable under the CVRs, if any amount had been payable, is subordinated to all senior obligations of FKP Holdings. The CVRs currently trade on NASDAQ under the symbol “APCVZ”.

Under the terms of the CVR indenture, the amount payable in respect of each CVR is determined based on Adjusted EBITDA. As a result, in addition to reporting financial results in accordance with generally accepted accounting principles (“GAAP”), FKP Holdings also must calculate and present Adjusted EBITDA, which is a non-GAAP financial measure, for the cumulative period from January 1, 2008 until the expiration of the CVR measurement period (which was December 31, 2010) and settlement of the CVRs.

The calculation of Adjusted EBITDA under the CVR indenture for the year ended December 31, 2010 and the cumulative period from January 1, 2008 to December 31, 2010 is as follows (in thousands):

	For the Twelve Month Period Beginning January 1, 2010 and Ending December 31, 2010	For the Cumulative Period Beginning January 1, 2008 and Ending December 31, 2010
EBITDA CALCULATION:
Net income (loss)	$109,569	$(223,718)

Interest expense	282,553	779,093
Interest income	(26)	(1,674)
Income taxes	42,653	39,127
Depreciation	19,842	57,082
Amortization	38,717	520,645
Intangible asset impairment	1,400	1,400
Fixed asset impairment	3,440	8,812

EBITDA	$498,148	$1,180,767

Reconciliation to Adjusted EBITDA:
Stock compensation	643	6,772
Merger and separation related costs	1,361	50,556
Puerto Rico costs *	—	29,475
Technology transfer costs *	—	6,425
Change in the value of contingent value rights	(42,282)	(151,661)
Other taxes	1,308	2,357
Gain on sale of fixed assets	(594)	(185)
Consulting fees	—	600
Foreign currency (gain)/loss	(679)	(3,153)
Puerto Rico closure costs	743	1,149
Other charges	4,837	2,484

Adjusted EBITDA – per CVR	$463,485	$1,125,586

*	Puerto Rico costs and Technology transfer costs reached the combined add back limit of $35.9 million as of June 30, 2009.

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

Because any amount payable to the holders of CVRs would have been settled in cash, the CVRs are classified as liabilities in the consolidated financial statements. The estimated fair value of the CVRs at the date of acquisition was included in the cost of the acquisition. At each reporting date, the CVRs are marked-to-market based on the closing price of a CVR as reported by NASDAQ, and the change in the fair value of the CVRs for the reporting period is included in the statement of operations.

CVR Expiration

Within 15 days of the filing of this Form 10-K, we will deliver the CVR statement required by the CVR indenture to the trustee under the CVR indenture and the holders of record of the CVRs. As set forth above, the CVR statement will indicate that our and our subsidiaries’ cumulative Adjusted EBITDA for the measuring period did not exceed the threshold specified in the CVR indenture and that the CVRs are valueless. Shortly following the delivery of such statement, we intend to notify the NASDAQ of our intention to deregister the CVRs under the Securities Exchange Act of 1934 (the “Exchange Act”) and delist the CVRs from the NASDAQ. Following such notice, as permitted by the rules of the SEC and the NASDAQ, we intend within approximately 20 days to delist the CVRs from the NASDAQ and deregister the CVRs under Section 12(b) of the Exchange Act and terminate our reporting requirements under the Exchange Act. In addition, the register of CVR holders will be closed by the trustee and no further transfers of the CVRs will be recorded.

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

Our Organizational History

Fresenius Kabi Pharmaceuticals Holding, Inc. (“FKP Holding” or the “Company”) is a wholly-owned subsidiary of Fresenius Kabi AG, and an indirect wholly-owned subsidiary of Fresenius SE & Co. KGaA (“Fresenius”), a partnership limited by shares organized under the laws of Germany. FKP Holding was formed on July 2, 2008, in order to facilitate the acquisition of APP Pharmaceuticals, Inc. (“APP or the Predecessor”) discussed below. See Note 3 to the consolidated financial statements – Merger with APP for details.

On September 10, 2008, FKP Holding completed the acquisition of APP (the “Merger”) pursuant to an Agreement and Plan of Merger dated July 6, 2008 (the “Merger Agreement”), and APP became a wholly-owned subsidiary of FKP Holding. Effective with the Merger, each outstanding share of common stock of APP and certain stock options and restricted stock units of APP were converted into the right to receive $23.00 in cash, without interest, and one Contingent Value Right (“CVR”), issued by FKP Holding and representing the right to receive a cash payment, without interest, of up to $6.00 determined in accordance with the terms of the CVR Agreement. Refer to Note 4 to the consolidated financial statements - Contingent Value Rights (CVR), for further details. The aggregate consideration paid in the Merger was $4,908.1 million, including $997.5 million in assumed APP debt. FKP Holding incurred $3,856 million in new external and intercompany debt due to Fresenius and its affiliates in connection with the Merger, the aggregate proceeds of which were used to pay the Merger consideration, repay a portion of APP’s then outstanding indebtedness and pay fees and expenses related to the Merger. See Note 8 to the consolidated financial statements - Long-Term Debt and Credit Facility.

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

Our Products

Injectable Oncology Products

We presently manufacture and market 22 injectable oncology products in 52 dosages and formulations. According to IMS Health, Inc., or IMS, a pharmaceutical market research firm, during the last 12 months ending November 2010, we were a market leader for 6 of these products in terms of units sold in the United States. Net revenue of our injectable oncology products was $114.2 million in 2010 and represented 10% of total 2010 revenue.

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

Paclitaxel Injection. Paclitaxel is an antineoplastic drug indicated as a first-line therapy in combination with Cisplatin for the treatment of advanced carcinoma of the ovary, as well as non-small cell lung cancer. As a second-line treatment, Paclitaxel is approved for the treatment of (a) AIDS-related Kaposi’s sarcoma; and (b) breast cancer after failure of combination chemotherapy for metastatic disease or relapse within 6 months. Paclitaxel is also indicated as an adjuvant therapy for the treatment of node-positive breast cancer. Paclitaxel is the generic equivalent of Bristol-Meyers Squibb’s Taxol®.

Cisplatin Injection. Cisplatin is an antineoplastic drug approved for use in combination with other chemotherapeutic agents as the treatment for metastatic testicular tumors or metastatic ovarian tumors in patients who have already received appropriate non-pharmacological therapy. As a single agent, Cisplatin is indicated (a) as a secondary-line therapy for metastatic ovarian tumors refractory to standard chemotherapy; and (b) for patients with transitional cell bladder cancer which is no longer amenable to surgery and/or radiotherapy. Cisplatin is the generic equivalent to Platino-AQ®, a product of Bristol-Meyers Squibb.

Oxaliplatin for Injection. Oxaliplatin is an antineoplastic agent indicated for use in combination with Fluorouracil/leucovorin for (a) adjuvant therapy of stage III colon cancer in patients who have undergone complete resection of the primary tumor; and (b) treatment of advanced colorectal cancer. Oxaliplatin for Injection is the generic alternative for Eloxatin®, the brand name product of Sanofi Aventis US. Importantly, as opposed to the Eloxatin® that is currently on the market in the liquid form, our product is a liquid and lyophilized powder.

Topotecan for Injection. Topotecan for Injection is indicated for small cell lung cancer sensitive disease after failure of first-line chemotherapy, and is also indicated for use in combination therapy with Cisplatin for stage IV-B, and for recurrent, or persistent carcinoma of the cervix not amenable to curative treatment with surgery and/or radiation therapy. APP markets Topotecan for Injection in 4 mg single dose vials; the product is bar-coded and preservative-free.

Injectable Anti-Infective Products

We manufacture and market 28 injectable anti-infective products. According to IMS, we were the United States market leader for 11 injectable anti-infective products in terms of units or dollars sold during the last twelve months ending November 2010. Our injectable anti-infective products generated net revenues of $278.8 million in 2010 and represented 24% of 2010 total net revenues.

We believe we offer one of the most comprehensive portfolios of injectable anti-infective products, including twelve different classes of antimicrobials.

Anti-Infective Products:

Aztreonam. Aztreonam for Injection, USP is indicated for the treatment of infections caused by susceptible gram-negative microorganisms, including urinary tract infections, lower respiratory tract infections, septicemia, skin and skin-structure infections including those associated with postoperative wounds, ulcers and burns, intra-abdominal infections and gynecologic infections. It is also indicated for adjunctive therapy to surgery in the management of infections caused by susceptible organisms. APP launched Aztreonam in single dose vials of 1 gram, 20 mL and 2 gram, 30 mL in June 2010. APP’s Aztreonam is AP-rated, bar-coded and latex-free.

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

Cefotetan. Cefotetan is a second-generation cephalosporin with a broad range of anti-microbial activity. Cefotetan is often used for surgical prophylaxis and offers the longest half-life of any cephalopsorin. AstraZeneca marketed the innovator product under the brand name Cefotan®. We launched cefotetan in September 2007 and are currently the only company to market cefotetan vials in the United States.

Vancomycin. Vancomycin is an antibiotic used to treat some types of Staph, Strep or other infections, particularly in patients who are allergic to penicillins or cephalosporins. Eli Lilly originally marketed vancomycin under the brand name Vancocin®.

Injectable Critical Care Products

We manufacture and market more than 87 injectable critical care products including 29 anesthetic/analgesic products. According to IMS, 23 of our critical care products held first position and 13 of our critical care products held second position in the United States market in terms of dollars sold in the last twelve months ending November 2010. Our critical care and anesthetic/analgesic products generated net revenues of approximately $739.1 million for the year ended December 31, 2010, and represented 65% of 2010 total net revenues.

Critical Care Products:

Heparin . Injectable heparin is a blood thinner used to prevent and treat blood clotting, especially during and after surgery. We manufacture the most comprehensive line of injectable therapeutic heparin. During 2008, we increased our manufacturing capacity and production and are currently the leading supplier in the U.S. market of therapeutic heparin vials.

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

Propofol. Propofol is an intravenous sedative-hypnotic agent and the first of a new class of intravenous anesthetic agents—the alkylphenols. Propofol is indicated for the induction of general anesthesia in adult and pediatric patients; maintenance of general anesthesia in adult and pediatric patients; and intensive care unit sedation for intubated, mechanically ventilated adults. Propofol was launched as an authorized generic of Diprivan in the fourth quarter of 2009.

Diprivan. Diprivan® is a patent protected, intravenous sedative-hypnotic agent containing Ethylenediaminetetraacetic acid (EDTA), and the first of a new class of intravenous anesthetic agents—the alkylphenols. Diprivan® is indicated for the induction of general anesthesia in adult and pediatric patients; maintenance of general anesthesia in adult and pediatric patients; and intensive care unit sedation for intubated, mechanically ventilated adults. Zeneca Pharmaceuticals first commercially introduced Diprivan® in the United States in 1989, and we purchased this product from AstraZeneca in June 2006

Naropin. Naropin® is a patent protected long-acting local anesthetic that contains ropivicaine HCI, which is a member of the amino amide class of local anesthetics. Naropin® is indicated for the production of local or regional anesthesia for surgery and for acute pain management. AstraZeneca developed Naropin®, and we purchased this product from AstraZeneca in June 2006.

Injectable Pharmaceutical Products under Development

We believe that we are currently a leader in injectable abbreviated new drug applications, or “ANDA”. Since June 1, 1998, when we acquired 14 pending ANDAs, we have filed 114 applications with the Food and Drug Administration (“FDA”) and received a total of 96 product approvals through December 31, 2010.

We currently have approximately 30 ANDAs pending with the FDA and over 40 product candidates under development across our oncology, anti-infective and critical care product categories.

Research and Development

We have approximately 63 employees dedicated to product development who have expertise in areas such as pharmaceutical formulation, analytical chemistry and drug delivery. We leased a 48,000 square foot research and development facility in Melrose Park, IL which terminated on December 31, 2010. We currently lease and operate 56,000 square feet in a research and development facility in Skokie, Illinois.

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

We have made, and will continue to make, substantial investment in research and development. Research and development costs totaled $28.1 million in 2010, $28.3 million in 2009 and $51.5 million for the combined predecessor and successor period in 2008. Costs for the combined predecessor and successor period in 2008 includes Puerto Rico start-up facility costs.

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

We currently derive, and expect to continue to derive, a large percentage of our revenue from customers that are members of a small number of GPOs. Sales to our three major wholesale customers comprised 74%, 74%, and 79% of our 2010, 2009 and 2008 gross revenue, respectively. As is traditional in the pharmaceutical industry, a significant amount of our generic pharmaceutical products are sold to end users under GPO contracts through a relatively small number of drug wholesalers, which comprise the primary pharmaceutical distribution chain in the United States. Currently, fewer than ten GPOs control a large majority of sales to hospital customers. We have purchasing arrangements with the major GPOs in the United States, including AmeriNet, Inc., Broadlane Healthcare Corporation, HealthTrust Purchasing Group, MedAssets Inc., Novation, LLC, Cardinal Health Purchasing, PACT, LLC, Premier Purchasing Partners, LP, International Oncology Network, Oncology Therapeutic Network, and U.S. Oncology, Inc. In order to maintain these relationships, we believe we need to be a reliable supplier, offer a broad product line, remain price competitive, comply with FDA regulations and provide high-quality products. Our GPO agreements are typically multi-year in duration and may be terminated on short notice.

Competition

Competition among pharmaceutical and other companies that develop, manufacture or market pharmaceutical products is intense. We compete with these entities in all areas of business, including competing to attract and retain qualified scientific and technical personnel.

We face competition from major, brand name pharmaceutical companies as well as generic manufacturers such as Hospira, Inc., Bedford Laboratories, Baxter Laboratories and Teva Pharmaceuticals, as well as increased competition from new, overseas competitors.

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

Manufacturing

Our manufacturing operations are located in Melrose Park, Illinois; Grand Island, New York; and Raleigh, North Carolina. These manufacturing facilities include dedicated cephalosporin powder filling (discontinued during 2010), liquid filling line and oncolytic manufacturing suites. In aggregate, our facilities encompass approximately 937,000 square feet of manufacturing, packaging, laboratory, office and warehouse space. In 2010, we closed the Barceloneta, Puerto Rico manufacturing facility that we acquired in connection with the Merger, and transferred its production operations to existing Company plants in the United States.

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

Employees

As of December 31, 2010, we had a total of 1,472 full-time employees, of which 63 were engaged in research and development, 371 were in quality assurance and quality control, 731 were in manufacturing, 98 were in sales and marketing and 209 were in administration and finance. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be good.

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

Risks Related to the Contingent Value Rights

CVR holders will not receive any payment on the CVRs and the CVRs will expire valueless.

The right to receive any future payment on the CVRs was contingent upon our and our consolidated subsidiaries’ achievement of cumulative Adjusted EBITDA (calculated in accordance with the CVR indenture) in excess of the threshold specified in the CVR indenture, which was $1.268 billion for the three years ending December 31, 2010, or the measurement period. Our and our consolidated subsidiaries’ Adjusted EBITDA for the measurement period was $1.126 billion. Since our cumulative Adjusted EBITDA did not exceed the required threshold during the measuring period, no payment will be made under the CVRs and the CVRs will expire valueless. See Note 4 to the consolidated financial statements—Contingent Value Rights (CVR).

The CVRs will expire shortly following the filing of this 10-K and we will deregister and delist the CVRs shortly thereafter and following such actions the CVRs will have no value

We previously listed the CVRs on the NASDAQ with the trading symbol “APCVZ”. Within 15 days of the filing of this Form 10-K, we will deliver the CVR statement required by the CVR indenture to the trustee under the CVR indenture and the holders of record of the CVRs. As set forth above, the CVR statement will indicate that ours and our subsidiaries cumulative Adjusted EBITDA for the measuring period did not exceed the threshold specified in the CVR indenture. Shortly following the delivery of such statement, we intend to notify the NASDAQ of our intention to deregister the CVRs under the Securities Exchange Act of 1934 (the “Exchange Act”) and delist the CVRs from the NASDAQ. Within approximately 10 days following such notice, as permitted by the rules of the SEC and the NASDAQ, we intend to file a Form 25 with the NASDAQ and the SEC to delist the CVRs from the NASDAQ and deregister the CVRs under Section 12(b) of the Exchange Act. Within approximately 10 days of the filing of the Form 25, we intend to file a Form 15 with the SEC to terminate our reporting requirements under the Exchange Act. In addition, the trustee under the CVR indenture will be discharged and the register of CVR holders will be closed and no further transfers of the CVRs will be recorded. Following such actions the CVRs will have expired and will cease to have any value.

Since the CVRs will expire valueless, the CVRs may not trade or may trade at low volumes until they expire and are delisted and deregistered.

Although the CVRs are currently listed on the NASDAQ, given the fact that our and our consolidated subsidiaries Adjusted EBITDA for the three year period ended December 31, 2010 did not exceed the required threshold under the CVR indenture and the CVRs will expire valueless, there may be little or no market demand for the CVRs, making it difficult or impossible to resell the CVRs, which would have an adverse effect on the resale price, if any, of the CVRs. In addition, holders of CVRs may incur brokerage charges in connection with the resale of the CVRs, which in some cases could exceed the proceeds realized by the holder from the resale of its CVRs.

Risk Factors Related to Our Business

If we are unable to develop and commercialize new products, our ability to generate revenue will deteriorate.

Profit margins for a pharmaceutical product generally decline as new competitors enter the market. As a result, our future success will depend on our ability to commercialize the product candidates we are currently developing, as well as our ability to develop new products in a timely and cost-effective manner. We currently have approximately 30 ANDAs pending with the FDA, and approximately 40 product candidates under various stages of development. Successful development and commercialization of product candidates will require significant investment in many areas, including research and development and sales and marketing, and we may not realize a return on those investments. In addition, development and commercialization of new products are subject to inherent risks, including:

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

The timely and continuous introduction of new products is critical to our business. Our ability to grow revenue will deteriorate if we are unable to successfully develop and commercialize new products, which could have an adverse effect on our business.

As a result of the acquisition, we now have substantially more debt.

We now have substantial indebtedness as a result of the consummated acquisition. As of December 31, 2010 we have $ 3.7 billion of outstanding indebtedness; comprised of approximately $0.8 billion of term loans from a group of financial institutions and $2.9 billion of intercompany loans. There can be no assurance that our businesses will be able to generate sufficient cash flows from operations to meet our debt service obligations. Our level of indebtedness will have important consequences, including limiting our ability to invest operating cash flow to expand our businesses or execute our strategies, to capitalize on business opportunities and to react to competitive pressures, because we will need to dedicate a substantial portion of these cash flows to service our debt. In addition, we could be unable to refinance or obtain additional financing because of market conditions, high levels of debt and the restrictions included in the debt instruments executed in connection with our recent acquisition.

If sales of key products decline, our business may be adversely affected.

Our top ten products comprised approximately 58% of our total net revenue for the year ended December 31, 2010, with the top five products accounting for 44% of our total net revenue. Our key products could lose market share or revenue due to numerous factors, many of which are beyond our control, including:

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

Any factor adversely affecting the sale of our key products may cause our revenues to decline.

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

Our inability or the inability of our suppliers to comply with applicable FDA and other regulatory requirements can result in, among other things, warning letters, fines, consent decrees restricting or suspending our manufacturing operations, delay of approvals for new products, injunctions, civil penalties, recall or seizure of products, total or partial suspension of sales and criminal prosecution. Any of these regulatory actions could materially and adversely affect our ability to generate and receive revenue and result in the incurrence of significant expenses.

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

After any of our products are approved for commercial use, we or regulatory bodies could decide that changes to the product labeling are needed to ensure the safety and effectiveness of the products. Label changes may be necessary for a number of reasons, including the identification of actual or theoretical safety or efficacy concerns by regulatory agencies or the discovery of significant problems with a similar product that implicates an entire class of products. Any significant concerns raised about the safety or efficacy of the products could also result in the need to reformulate those products, to conduct additional clinical trials, to make changes to the manufacturing processes, or to seek re-approval of the relevant manufacturing facilities. Significant concerns about the safety and effectiveness of a product could ultimately lead to the revocation of its marketing approval. The revision of product labeling or the regulatory actions described above could be required even if there is no clearly established connection between the product and the safety or efficacy concerns that have been raised. The revision of product labeling or the regulatory actions described above could have a material adverse effect on our sales of the affected products and on our business and results of operations.

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

Any reduction in demand for our products could lead to a decrease in prices, fewer customer orders, reduced revenues, reduced margins and reduced levels of profitability or loss of market share. These competitive pressures could adversely affect our business and operating results.

We face uncertainty related to pricing and reimbursement and health care reform.

In both domestic and foreign markets, sales of our products will depend, in part, on the availability of reimbursement from third-party payers such as government health administration authorities, private health insurers, health maintenance organizations and other health care-related organizations. However, reimbursement by such payors is presently undergoing reform, and there is significant uncertainty at this time how this will affect sales of certain pharmaceutical products. There is possible U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including under Medicaid and Medicare, and the importation of prescription drugs that are marketed outside the U.S. and sold at prices that are regulated by governments of various foreign countries.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together the “Act”) was enacted in the U.S. This legislation contains several provisions that impact our business. Although many provisions of the new legislation do not take effect immediately, several provisions became effective in the first quarter of 2010. These include (1) an increase in the minimum Medicaid rebate to states participating in the Medicaid program from 15.1% to 23.1% on our branded prescription drugs, and from 11% to 13% on our generic prescription drugs; (2) the extension of the Medicaid rebate to Managed Care Organizations that dispense drugs to Medicaid beneficiaries; and (3) the expansion of the 340(B) Public Health Services drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals, clinics, and healthcare centers. For the fiscal year ended December 31, 2010, we do not believe that these effective provisions of the legislation have had a material impact on our business. However, there are significant unknowns surrounding the actual implementation of the provisions of the legislation, and it is currently not possible to determine what effect, if any, the implementation of the legislation will have on our business in the longer-term.

The Medicaid program also requires pharmaceutical manufacturers to report certain information to the Centers for Medicare & Medicaid Services (CMS) on a periodic basis, including average manufacturer price and best price. The Medicare program requires manufacturers of Part B drugs, generally injectables, to report average sales prices to CMS on a quarterly basis. If a pharmaceutical manufacturer is found to have knowingly submitted false information to the government, it may be liable for civil monetary penalties per item of false information.

Beginning in 2011, the Act requires drug manufacturers to provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”). Also, beginning in 2011, we will be assessed our share of a new fee payable by all branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare, Medicaid and the Department of Veterans Affairs and Public Health Service discount programs) made during the previous year.

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

We have purchasing arrangements with the major GPOs in the United States, including AmeriNet, Inc., Broadlane Healthcare Corporation, MedAssets Inc., Novation, LLC, PACT, LLC, Premier Purchasing Partners, LP, International Oncology Network, and U.S. Oncology, Inc. In order to maintain these relationships, we believe that we need to be a reliable supplier, offer a broad product line, remain price competitive, comply with FDA regulations and provide high-quality products. The GPOs through which we sell our products also have purchasing agreements with other manufacturers that sell competing products and the bid process for products like ours is highly competitive. Most of our GPO agreements may be terminated on short notice. If we are unable to maintain these arrangements with GPOs and key customers, revenue from our products will probably decline.

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

We operate various facilities in the United States, Canada and Puerto Rico, which have an aggregate size of approximately 1,218,000 square feet. Our facilities include the following:

Location	Use	Own/ Lease	Lease Expiration	Approximate Square Feet
Schaumburg, Illinois	Administration	Lease	July 2016	48,000
Schaumburg, Illinois	Administration	Lease	May 2015	22,000
Schaumburg, Illinois	Administration	Lease	May 2021	16,000
Ontario, Canada	Business office	Lease	June 2014	10,000
Melrose Park, Illinois	Manufacturing (1)	Lease	December 2011	122,000
Skokie, Illinois	Research and Development	Lease	May, 2021	56,000
Melrose Park, Illinois	Warehouse and administrative	Lease	December 2011	71,000
Bensenville, Illinois	Distribution facility	Lease	September 2012	129,000
Grand Island, New York	Manufacturing (2)	Own	—	210,000
Grand Island, New York	Manufacturing (3)	Own	—	148,000
Grand Island, New York	Warehouse and administrative (3)	Own	—	120,000
Barceloneta, Puerto Rico	Manufacturing (4)	Own	—	172,000
Raleigh, North Carolina	Manufacturing (5)	Own	—	94,000

				1,218,000

(1)	We also use this facility for packaging, laboratory, office and warehouse space and have the option to extend the lease through December 2012.
(2)	Approximately 5,700 square feet of manufacturing space has been leased to New Abraxis through December 2011, with an option to extend until December 2012 in certain circumstances.
(3)	This facility was purchased in September 2008 from Astellas Pharma Manufacturing, Inc., and was leased back to Astellas through July 2009. We have occupied the facility since the end of the lease with Astellas.
(4)	Approximately 90,000 square feet of the Puerto Rico facility was conveyed to New Abraxis, representing the active pharmaceutical ingredients manufacturing plant. In 2009, we finalized a plan to close the Barceloneta, Puerto Rico manufacturing facility, and to transfer its production operations to existing Company plants in the United States. We ceased production in this facility in mid 2010.
(5)	This facility was purchased in November 2009 from Catalent Pharma Solutions, LLC.

Item 3.	LEGAL PROCEEDINGS

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

Summarized below are the more significant legal matters pending to which we are a party:

Patent Litigation

Pemetrexed Disodium

We had filed an abbreviated new drug application, or “ANDA”, seeking approval from the FDA to market pemetrexed disodium for injection, 500 mg/vial. The Reference Listed Drug for APP’s ANDA is Alimta®, a chemotherapy agent for the treatment of various types of cancer marketed by Eli Lilly. Eli Lilly is believed to be the exclusive licensee of certain patent rights from Princeton University. We notified Eli Lilly and Princeton University of our ANDA filing pursuant to the provisions of the Hatch-Waxman Act and, in June 2008, Eli Lilly and Princeton University filed a patent infringement action in the U.S. District Court for the District of Delaware seeking to prevent us from marketing this product until after the expiration of U.S. Patent 5,344,932, which is alleged to expire in 2016. Eli Lilly’s lawsuit against Teva was subsequently consolidated into this action. In a bench ruling on November 15, 2010, the Judge ruled for Eli Lilly, upholding the validity of its ‘932 patent. APP intends to appeal the ruling. On December 17, 2010, both APP and Eli Lilly filed Proposed Findings of Facts and Conclusions of Law with the Court.

On October 29, 2010, Eli Lilly filed a second patent infringement suit against APP pertaining to its ‘209 patent for Pemetrexed in the United States District Court for the Southern District of Indiana. The ‘209 patent is scheduled to expire on May 24, 2022. APP’s response is due on February 21, 2011.

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

On July 22, 2010, APP filed a second action against Navinta/Sandoz, Hospira and Sagent/Strides in the same court alleging that defendants had filed separate ANDA applications for generic Naropin infringing patent-in-suit from the prior litigation. Sagent/Strides and Hospira were subsequently dismissed from the case after they made assurances before the Court that they would not seek FDA approval of their ANDA prior to the expiration of the patents. On August 17, 2010, the Patent and Trademark Office granted Navinta’s request for Re-examination of two of the patents-at-issue in the prior litigation. On November 9, 2010, the United States Court of Appeals for the Federal Circuit reversed and vacated the lower court’s ruling.

On December 9, 2010, APP filed a combined Petition for Panel Rehearing and Rehearing En Banc to review the ruling issued by the Court of Appeals. Navinta filed its response to APP’s petition on January 7, 2011 and the Petition is currently pending. In the meantime, APP has sought and the Court issued a Temporary Restraining Order preventing Navitna from immediately seeking FDA approval of its ANDA in the event APP’s Petition to the Circuit Court of Appeals is denied and a mandate issues. APP has also filed a third complaint against Navinta/Sandoz not only seeking infringement claims, but a declaratory judgment and a preliminary and permanent injunction preventing FDA approval of Navinta’s ANDA.

Bivalirudin

We have filed an ANDA seeking approval from the FDA to market generic bivalirudin, 250 mg/vial for intravenous injection. The reference listed drug for APP’s ANDA is Angiomax, for use as an anticoagulant in patients with unstable angina and currently marketed by The Medicines Co. The Medicines Co. is believed to be the exclusive assignee of certain patent rights. The patent, alleged to be generally directed to bivalirudin compositions, was issued on September 1, 2009. APP notified The Medicines Co. of our ANDA filing pursuant to the provisions of the Hatch-Waxman Act, and on October 8, 2009, The Medicines Co. filed a patent infringement action in the United States District Court for the District of Delaware seeking to prevent APP from marketing this product until after the patent’s expiration. We filed our Answer and Counterclaims on December 9, 2009. The Medicines Co. filed its response on December 28, 2009.

On March 23, 2010, the Judge ordered that this case be consolidated with four other infringement actions against Teva/Pliva Hrvatska for pre-trial purposes. On March 24, 2010, an interim protective order and scheduling order was approved by the Judge.

On April 26, 2010, APP filed another ANDA related to Bivalirudin. The Medicines Co. filed its infringement suit on June 1, 2010, and APP filed its Answer and Counter-Claims on June 28, 2010. The Parties have agreed to consolidate these actions. A similar suit by the Medicines Co. against Hospira for alleged patent infringement related to Bivalirudin was also consolidated into these actions.

Discovery is currently underway. Because of the additional patent claim and the addition of Hospira as a defendant, the fact discovery deadline was extended to May 6, 2011.

On August 3, 2010, in a related action in the United States District Court, Eastern District of Virginia, The Medicines Co. was granted summary judgment against the United States Government in its quest to vacate a prior ruling of the Patent and Trademark Office denying a patent term extension for its ‘404 bivalirudin patent. The Court applied a business day rather than calendar day construction to the term extension deadline. On August 19, 2010, APP filed a Motion to Intervene, which was denied on September 13, 2010. On September 17, 2010, APP filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit on both the patent term extension ruling and the Motion to Intervene. On October 5, 2010, The Medicines Co. filed a Motion to Dismiss the Appeal, which was denied on February 2, 2011.

Gemcitabine

We had filed an ANDA seeking approval from the FDA to market gemcitabine for injection, 200 mg base/vial, 1 g base/vial and 2 g base/vial. The reference listed drug for APP’s ANDA is Gemzar, for use as a treatment for non-small lung cancer, pancreatic cancer, breast cancer and ovarian cancer. Eli Lilly is the holder of the New Drug Application for Gemzar and is believed to be the owner of the patent rights, which are set to expire on November 7, 2012, followed by a six month period of pediatric market exclusivity ending on May 7, 2013. APP notified Eli Lilly of our ANDA filing pursuant to the provisions of the Hatch-Waxman Act on November 4, 2009. On December 16, 2009, Eli Lilly filed a patent infringement action in the United States District Court in the Southern District of Indiana seeking to prevent APP from marketing this product until after the patent’s expiration. APP was served on January 7, 2010 and filed a Motion to Dismiss on March 19, 2010, basing its motion on the adjudicated invalidity of the patent in another action. While the Motion was pending, the Judge issued a Case Management Order, and set a trial date of January 2012.

On July 29, 2010, the Court of Appeals for the Federal Circuit affirmed the District Court’s opinion of patent invalidity in the other action and APP was dismissed from this matter on December 1, 2010.

Ameridose

We have filed a lawsuit against Ameridose, LLC in the United States District Court, District of New Jersey alleging infringement of our ‘086, ‘525 and ‘489 patents related to Naropin. The complaint, filed on August 10, 2010 and served on August 13, 2010, seeks injunctive relief and treble damages due to the willful and deliberate nature of the infringement. Ameridose filed its Answer and Counter-claims on September 24, 2010. On December 10, 2010, APP was granted leave to file a First Amended Complaint naming Medisca, Inc. as an additional defendant. On that same day, Ameridose filed a Motion to Stay the action pending the Patent and Trademark Office’s Re-Examination of the Patents-in-Suit in the Navinta Action. That Motion is currently pending.

Product Liability Matters

Sensorcaine

We have been named as a defendant in numerous personal injury/product liability actions brought against us and other pharmaceutical companies and medical device manufacturers by plaintiffs claiming that they suffered injuries resulting from the post-surgical release of certain local anesthetics into the shoulder joint via a pain pump. We acquired several generic anesthetic products from AstraZeneca in June 2006. Pursuant to the Asset Purchase Agreement with AstraZeneca, we are responsible for indemnifying Astra Zeneca for defense of suits alleging injuries occurring after the acquisition date (unless the drugs are determined to be defective in manufacturing, in which case AstraZeneca will indemnify us pursuant to that certain Manufacturing and Supply Agreement entered into by us and AstraZeneca). Likewise, Astra Zeneca agreed to indemnify us for suits alleging injuries occurring prior to the acquisition date. We maintain product liability insurance for these matters. All of our local anesthetic products are approved by the FDA and continue to be marketed and sold to customers. Since December 2009, more than 180 cases naming APP or New Abraxis have been dismissed due to lack of product identification or failure to plead with sufficient specificity to withstand a Motion to Dismiss.

Currently, there are five cases naming APP as a defendant, four of those involving an alleged event occurring after the June 2006 product acquisition date.

Aredia and Zometa

We have been named as a defendant in approximately 25 personal injury/product liability cases brought against us and other manufacturers by plaintiffs claiming that they suffered injuries resulting from the use of pamidronate (the generic equivalent of Aredia®) prescribed for the management of metastic bone disease. Plaintiffs’ allege Aredia causes osteonecrosis to the jaw.

Twenty-one cases, consisting of 31 plaintiffs, naming APP have been transferred to a multi district litigation in the Eastern District of New York. After little progress in determining product identification, the Judge ordered the Plaintiffs to amend their complaints to reflect sufficient product identification by August 20, 2010. At a status conference on September 2010, the Judge granted an extension to October 20, 2010. One additional case naming APP and other defendants is currently comprised of 116 plaintiffs and was originally filed on April 26, 2010 in the Eastern District of New York and is still pending transfer to the multi district litigation. In its Second Amended Complaint, filed on January 7, 2011, APP is identified by 105 plaintiffs.

Plaintiff fact sheets and a proposed case management order were submitted on January 21, 2011. A first round of motions to dismiss will be due on April 18, 2011.

There are currently two remaining cases filed against the Company in a coordinated proceeding in the Superior Court of New Jersey, Middlesex County. A final product identification report by plaintiffs was due on July 23, 2010, but was also extended. On February 2, 2011, plaintiffs reported that they served product identification subpoenas in these cases. The next case management conference is March 14, 2011.

Heparin

We currently have been named as a defendant in 11 personal injury/product liability cases, 10 involving allegations of side-effects from heparin-induced thrombocytopenia (“HIT”), and one alleging Active Pharmaceutical Ingredient (“API”) contamination. These cases have been filed in multiple state and federal jurisdictions. Motions to Dismiss are pending in three cases and product identification discovery is proceeding in four cases.

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

As of February 2011, APP has been named in 84 complaints, but has also been dismissed as a defendant from 26 of these cases due to insufficient product identification.

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

Item 4.	REMOVED AND RESERVED

Part II.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

On September 10, 2008, FKP Holdings completed the Merger, following which APP became a wholly-owned subsidiary of FKP Holdings. Under the terms of the Merger, Fresenius acquired all of the outstanding common stock of APP for $23.00 in cash per share (the “Cash Purchase Price”) plus a contingent value right (“CVR”). Our obligation to make a cash payment on the CVRs was determined on the basis of cumulative Adjusted EBITDA (as defined in the CVR indenture) for a three-year period ending on December 31, 2010. Since Adjusted EBITDA for that period did not exceed the required threshold amount, no amounts will be payable on the CVRs and the CVRs will expire valueless. See Note 3 – Merger with APP and Note 4 – Contingent Value Rights (CVR), to the consolidated financial statements for more details. The CVRs are currently traded on NASDAQ under the symbol “APCVZ”.

Issuer Purchases of Equity Securities

We did not purchase any of our securities during the fourth quarter of 2010.

Item 6.	SELECTED FINANCIAL DATA

		(Successor)			(Predecessor)
	Year ended December 31, 2010	Year ended December 31, 2009	July 2, 2008 through December 31, 2008	January 1, 2008 through September 9, 2008	Year ended December 31, 2007	Year ended December 31, 2006
			(in thousands)
Net revenue	$1,142,671	$888,686	$280,836	$495,797	$647,374	$583,201

Gross profit	576,587	435,129	107,762	248,160	315,328	295,122

Income (loss) from continuing operations (1)	109,569	(30,385)	(312,445)	9,543	82,179	55,226
Loss from discontinued operations, net of taxes	—	—	—	—	(47,821)	(102,123)

Net income (loss)	$109,569	$(30,385)	$(312,445)	$9,543	$34,358	$(46,897)

The composition of stock-based compensation included above is as follows:
Cost of sales	$—	$—	$—	$1,275	$2,502	$2,668
Research and development	—	—	—	436	602	554
Selling, general and administrative	643	360	19	4,039	8,977	7,902
Discontinued operations	—	—	—	—	16,517	23,899

	$643	$360	$19	$5,750	$28,596	$35,023

Other data:
Net cash provided by (used in) operating activities	$229,031	$13,295	$(37,042)	$105,515	$12,351	$324,977
Net cash used in investing activities	(10,500)	(5,563)	(3,683,468)	(13,839)	(89,022)	(372,800)
Net cash provided by (used in) financing activities	(222,556)	(10,892)	3,733,428	5,016	66,893	59,391

Consolidated balance sheet data as of December 31:
Working capital (deficit)	$(408,659)	$(273,880)	$93,343	$—	$216,727	$65,556
Total assets	4,703,166	4,858,685	4,837,746	—	1,077,587	1,773,721
Long term debt, less current portion	3,144,396	3,436,662	3,718,322	—	995,000	165,000
Total stockholder’s equity (deficit)	645,656	539,076	550,724	—	(79,771)	1,033,361

(1)	Net of income attributable to non-controlling interest of $11,383 in 2006.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Fresenius Kabi Pharmaceuticals Holding, Inc. (“FKP Holding” or the “Company”) is a wholly-owned subsidiary of Fresenius Kabi AG, and an indirect wholly-owned subsidiary of Fresenius SE & Co. KGaA (“Fresenius”), a societas europaea organized under the laws of Germany. FKP Holdings was formed on July 2, 2008, in order to facilitate the acquisition of APP Pharmaceuticals, Inc. (“APP or the Predecessor”) discussed below. See Note 3 to the consolidated financial statements – Merger with APP for details.

On September 10, 2008, FKP Holdings completed the acquisition of APP (the “Merger”) pursuant to an Agreement and Plan of Merger dated July 6, 2008 (the “Merger Agreement”), and APP became a wholly-owned subsidiary of FKP Holdings. Effective with the Merger, each outstanding share of common stock of APP and certain stock options and restricted stock units of APP were converted into the right to receive $23.00 in cash, without interest, and one Contingent Value Right (“CVR”), issued by FKP Holdings and representing the right to receive a cash payment, without interest, of up to $6.00 determined in accordance with the terms of the CVR Agreement. Refer to Note 4 to the consolidated financial statements – Contingent Value Rights (CVR), for further details. The aggregate consideration paid in the Merger was $4,908.1 million, including $997.5 million in assumed APP debt. We incurred $3,856 million in new external and intercompany debt due to Fresenius and its affiliates in connection with the Merger, the aggregate proceeds of which were used to pay the Merger consideration, repay a portion of APP’s then outstanding indebtedness and pay fees and expenses related to the Merger. See Note 8 to the consolidated financial statements – Long-Term Debt and Credit Facility.

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

RESULTS OF OPERATIONS

Overview

The following table sets forth the results of our operations for each of the three years ended December 31, 2010, 2009 and 2008, and forms the basis for the following discussion of our operating activities. For accounting purposes, the Company has separated its historical financial results for the Predecessor Company (APP) for all periods prior to September 10, 2008, the effective date of the merger, and the Successor Company (FKP Holdings) for all periods after July 2, 2008 (the date of inception). The separate presentation is required as there was a change in accounting basis, which occurred when purchase accounting was applied to the acquisition of the Predecessor. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price.

For purposes of discussing our historical results of operations, the following table compares the results of the successor companies for the year ended December 31, 2009 with the combined results of the predecessor and successor companies for the year ended December 31, 2008, which we refer to as the combined 2008 year period. This comparative presentation is intended to facilitate the discussion of relevant trends and changes affecting our operating results. Where significant, the effect of merger related transactions and the application of purchase accounting are highlighted.

				Favorable/ (Unfavorable)
	Year Ended December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$	%	$	%
	(in thousands, except percentages)
Consolidated statements of operations data:
Net revenues
Critical care	$739,142	$576,574	$476,091	$162,568	28%	$100,483	21%
Anti-infective	278,831	226,035	225,274	52,796	23%	761	0%
Oncology	114,187	78,108	65,321	36,079	46%	12,787	20%
Contract manufacturing and other	10,511	7,969	9,947	2,542	32%	(1,978)	-20%

Total net revenue	1,142,671	888,686	776,633	253,985	29%	112,053	14%
Cost of sales	566,084	453,557	420,711	(112,527)	-25%	(32,846)	-8%

Gross profit	576,587	435,129	355,922	141,458	33%	79,207	22%
Percent of total net revenue	50.5%	49.0%	45.8%
Operating expenses:
Research and development	28,119	28,277	51,485	158	1%	23,208	45%
Percent of total net revenue	2.5%	3.2%	6.6%
Selling, general and administrative	116,069	89,994	94,270	(26,075)	-29%	4,276	5%
Percent of total net revenue	10.2%	10.1%	12.1%
Merger related in-process research and development charge	—	—	365,700	—	—%	365,700	100%
Amortization of merger related intangibles	36,650	36,650	21,492	—	—%	(15,158)	-71%
Impairment of fixed assets	3,440	5,372	—	1,932	36%	(5,372)	—
Other merger related costs	1,361	1,447	46,749	86	6%	45,302	97%
Separation related costs	—	625	2,381	625	100%	1,756	74%

Total operating expenses	185,639	162,365	582,077	(23,274)	-14%	419,712	72%

Percent of total net revenue	16.2%	18.3%	74.9%
Income (loss) from operations	390,948	272,764	(226,155)	118,184	43%	498,919	221%
Percent of total net revenue	34.2%	30.7%	-29.1%
Interest expense	(63,797)	(83,185)	(97,709)	19,388	23%	14,524	15%
Intercompany interest expense	(218,756)	(248,956)	(66,690)	30,200	12%	(182,266)	-273%
Unrealized gain on change in fair value of contingent value rights	42,282	8,163	101,216	34,119	418%	(93,053)	-92%
Interest income and other, net	1,545	3,379	360	(1,834)	-54%	3,019	839%

Income (loss) before income taxes	152,222	(47,835)	(288,978)	200,057	418%	241,143	83%
Income tax expense (benefit)	42,653	(17,450)	13,924	60,103	-344%	31,374	225%

Net income (loss)	109,569	(30,385)	(302,902)	$139,954	461%	$272,517	90%

Percent of total net revenue	9.6%	-3.4%	-39.0%

Operating Results

Net revenues

Total net revenues for the year ended December 31, 2010 increased $254.0 million, or 29%, to $1,142.7 million as compared to $888.7 million for the same period in 2009.

Net revenues for our critical care products for the year ended December 31, 2010 increased $162.5 million, or 28%, to $739.1 million as compared to $576.6 million for the prior year period, driven primarily by new product launches during 2010, along with increases in net sales due to competitor supply constraints for certain of our products. Net revenue from anti-infective products for the year ended December 31, 2010 increased by $52.8 million to $278.8 million compared to $226.0 million in the prior year period, due to new product launches in 2010 and increases in net sales due to competitor supply constraints for certain of our products. Net revenue for oncology products for the year ended December 31, 2010 increased by $36.1 million, or 46%, to $114.2 million over the prior year period, driven primarily by non-recurring product sales in the second quarter of 2010 along with new product launches and increases in net sales due to competitor supply constraints. Contract manufacturing and other revenue for the year ended December 31, 2010 increased by $2.5 million to $10.5 million from $8.0 million for the prior year period.

Total net revenues for the year ended December 31, 2009 increased $112.1 million, or 14%, to $888.7 million as compared to $776.6 million for the combined 2008 period.

Net revenues for our critical care products for the year ended December 31, 2009 increased to $100.5 million, or 21%, to $576.6 million as compared to $476.1 million for the combined 2008 year period, driven primarily by greater market penetration of our pre-existing products and by new product launches in 2009. Net revenue from anti-infective products for the year ended December 31, 2009 increased by $0.7 million to $226.0 million compared to $225.3 million for the combined 2008 year period. Net revenue for oncology products for the year ended December 31, 2009 increased by $12.8 million, or 20%, to $78.1 million over the combined 2008 year period, primarily due to new product launches in 2009. Contract manufacturing and other revenue for the year ended December 31, 2009 decreased by $1.9 million to $8.0 million from $9.9 million for the combined 2008 year period.

Gross profit

Gross profit for the year ended December 31, 2010 was $576.6 million, or 50.5% of total net revenue, as compared to $435.1 million, or 49.0% of total net revenue, in the same period of 2009. The improvement in the overall gross profit and related margin was primarily due to the overall increase in net sales, new product launches and improved product mix in 2010.

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

Research and development, or R&D

Research and development expense for the twelve months ended December 31, 2010 decreased $0.2 million, or 1%, to $28.1 million as compared to $28.3 million for the same period in 2009. The decrease was due primarily to the timing of projects during 2010.

Research and development expense for the twelve months ended December 31, 2009 decreased $23.2 million, or 45.1%, to $28.3 million as compared to $51.5 million for the combined 2008 year period. The decrease was due primarily to the classification of $22.8 million of 2009 costs associated with our Puerto Rico facility in cost of goods sold as described above. Excluding costs associated with our Puerto Rico facility, research and development expense increased $3.1 million from $25.2 million for the combined 2008 year period to $28.3 million in 2009.

Selling, general and administrative, or SG&A

Selling, general and administrative expense for the twelve months ended December 31, 2010 increased $26.1 million to $116.1 million, or 10.2% of total net revenue, from $90.0 million, or 10.1% of total net revenue, for the same period in 2009. The increase in costs was in line with the increase in net sales, and also included the effects of severance related charges recorded during the first quarter of 2010, accrued settlement fees related to a commercial contract and higher professional fees.

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

Amortization, impairment, merger and separation costs

The twelve months ended December 31, 2010 included $38.0 million of amortization of Merger-related intangibles and other costs associated with the Merger with APP, as compared to $38.1 million for the same period in 2009.

Results for the twelve months ended December 31, 2010 included $3.4 million of expenses related mainly to the impairment of production equipment for discounted products. As a result of the finalization of a plan to close the Puerto Rico manufacturing facility during the year ended December 31, 2009, $5.4 million of impairment charges were reflected in the 2009 results. Separation costs for the year ended December 31, 2009 totaled $0.6 million as compared to $2.4 million for the combined 2008 year period.

The twelve months ended December 31, 2009 included $38.1 million of amortization of Merger-related intangibles and other costs associated with the Merger with APP. The combined 2008 year period included merger related costs of $433.9 million, comprised of $46.7 million of direct professional fees and transaction related costs associated with the Merger, $21.5 million of amortization of merger related intangibles, and $365.7 million related to the write-off of in-process research and development representing the value assigned in purchase accounting to projects that had not yet reached technological feasibility and had no alternative future use, which was immediately charged to expense as required under applicable generally accepted accounting principles (GAAP). The $46.7 million of direct professional fees and transaction related costs associated with the Merger were recognized in the predecessor period ended September 9, 2008.

Interest Expense and Intercompany Interest Expense

Total interest on third party and intercompany debt decreased $49.6 million to $282.5 million for the twelve months ended December 31, 2010 from $332.1 million for the same period in 2009. Interest expense on third party debt decreased to $63.8 million for the twelve months ended December 31, 2010, compared to $83.2 million for the same period in 2009. The decrease in third party interest expense is primarily due to the lower interest rates charged on outstanding borrowings due to the replacement of Term Loan B with Term Loan C instruments in March 2010. Intercompany interest expense decreased $30.2 million to $218.8 million for the twelve months ended December 31, 2010 compared to $249.0 million in the prior year period, driven mainly by lower interest rates on outstanding borrowings due to the replacement of Term Loan B with Term Loan C instruments and a decrease in overall intercompany debt of $115.3 million to $2,918.0 million as of December 31, 2010 from $3,033.3 million for the same period in 2009. The intercompany interest expense in 2009 also reflects the write-off of $14.6 million in unamortized debt issue costs in connection with the intercompany debt restructuring in the first quarter of 2009.

Interest expense on third party debt decreased to $83.2 million for the twelve months ended December 31, 2009, compared to $97.7 million for the combined 2008 year period. The decrease in third party interest expense was primarily due to the lower average third party debt levels and interest rates along with recognition in the combined 2008 year period of $12.2 million of interest expense resulting from the write-off of loan fees related to the credit facility established in connection with the November 13, 2007 spin-off of New Abraxis, which was assumed in the Merger and repaid, and the write-off of $13.4 million of unamortized deferred financing fees associated with the bridge loan that was restructured in the fourth quarter of 2008. The bridge facility was refinanced in the first quarter of 2009 and we wrote-off the remaining unamortized financing fees of $14.6 million at that time. Also, included in third party interest expense in the combined 2008 year period is the loss on settlement of our predecessor’s interest rate swap of $2.7 million, which occurred in the predecessor period ended September 9, 2008, prior to the Merger. Intercompany interest expense was $249.0 million for the twelve months ended December 31, 2009, reflecting the $3,033.2 million of outstanding intercompany debt.

Other income, other non-operating items

Interest income and other, net consists primarily of interest earned on invested cash and cash equivalents, and the impact of foreign currency rate changes on intercompany trading and debt accounts denominated in Euros and Canadian dollars, as well as the related non-hedging derivative instruments, other financing costs and (gains)losses on the sale of fixed assets. Interest income and other, net was $1.5 million for the twelve months ended December 31, 2010 compared to $3.4 million in the same period in 2009.

Additionally, in 2010 we recognized $42.3 million of income resulting from the change in fair value of the contingent value rights (CVRs) issued to APP shareholders in connection with the Merger compared to $8.2 million in the same period in 2009. The estimated fair value of the CVRs at the date of the acquisition was included in the acquisition cost and is adjusted at each reporting date (marked-to-market) based on the closing price of a CVR as reported by NASDAQ, with the change in the fair value of the CVR for the reporting period being included in non-operating income.

Interest income and other, net was $3.4 million for the twelve months ended December 31, 2009 compared to $0.4 million in the combined 2008 year period, with the increase due to gain on foreign currency transactions and fixed asset sales.

In 2009, we recognized $8.2 million of income resulting from the change in fair value of the contingent value rights (CVRs) issued to APP shareholders in connection with the Merger compared to $101.2 million in the successor period in 2008.

Provision for Income Taxes

For the twelve month period ended December 31, 2010, FKP Holdings reported an income tax expense of $42.7 million on a pretax loss from continuing operations of $152.2 million, or an effective tax rate of 28.0%, compared to an income tax benefit of $17.5 million on a pre-tax loss of $47.8 million, or an effective benefit rate of 36.5%, for the same period in 2009. The 2010 and 2009 rates differ from the statutory U.S. federal tax rate of 35% due primarily to the tax cost of a hypothetical distribution of the profits of our foreign subsidiaries and additional tax and interest costs recorded in connection with the U.S. Federal income tax examination offset by the non-taxable change in the fair value of the CVRs, a domestic production activities deduction realized in 2010, as well as the effect of state and foreign income taxes.

For the successor period ended December 31, 2008, we reported an income tax benefit of $26.4 million on a pretax loss from continuing operations of $338.8 million, or an effective benefit rate of 7.8%. This rate differs from the statutory U.S. federal tax rate of 35% due primarily to the inclusion in pretax loss from continuing operations of $365.7 million related to the write-off of in-process research and development costs recognized in accounting for the Merger and a $101.2 million gain related to the change in fair value of the CVRs during the period, which are not included in the determination of taxable income, as well as the effect of state and foreign income taxes.

Tax expense on pretax income from continuing operations for the predecessor period from January 1, 2008 through September 9, 2008 was $40.3 million on pre-tax income from continuing operations of $49.9 million, or an effective tax rate of 80.9%. This rate differs from the statutory U.S. federal tax rate of 35% due primarily to the inclusion in pretax income from continuing operations of approximately $44.5 million of nondeductible costs incurred by APP relating to the Merger, as well as the effect of state and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table summarizes key elements of our financial position as of December 31, 2010, 2009 and 2008, and our sources and (uses) of cash and cash equivalents for the indicated periods in 2010, 2009 and 2008:

	December 31, 2010	December 31, 2009	December 31, 2008
	(in thousands)
Summary Financial Position:
Cash, cash equivalents and short-term investments	$8,844	$10,469	$42,241
Working capital	$(408,659)	$(273,880)	$93,343
Total assets	$4,703,166	$4,858,685	$4,837,746
Total stockholder’s equity (deficit)	$645,656	$539,076	$550,724

	Successor			Predecessor
	For the twelve months ended December 31, 2010	For the twelve months ended December 31, 2009	July 2 through December 31, 2008	January 1 through September 9, 2008
Summary of Sources and (Uses) of Cash and Cash Equivalents:
		(in thousands)
Operating activities	$229,031	$13,295	$(37,042)	$105,515
Investing activities	(10,500)	(5,563)	(3,683,468)	(13,839)
Financing activities	(222,556)	(10,892)	3,733,428	5,016
Effect of exchange rates on cash and cash equivalents	2,400	5,188	(4,477)	(2,283)

Increase (decrease) in cash and cash equivalents	(1,625)	2,028	8,441	94,409

Cash and cash equivalents, beginning of period	10,469	8,441	—	31,788

Cash and cash equivalents, end of period	$8,844	$10,469	$8,441	$126,197

Sources and Uses of Cash

Overview

In connection with the Merger, our parent contributed $900.0 million and loaned approximately $3.0 billion to FKP Holdings. We used the proceeds of the capital contribution and intercompany loans to complete the Merger. We also assumed our predecessor’s credit facility in connection with the Merger, which we retired and replaced with a similar facility. Principally as a result of these transactions, as of December 31, 2010 we have $3.7 billion of outstanding indebtedness; comprised of approximately $0.8 billion of term loans from a group of financial institutions and $2.9 billion of intercompany loans.

We anticipate that available cash and cash equivalents, cash generated from operations, and funds available under our credit facility or through borrowings or capital contributions from Fresenius, our parent, will be sufficient to finance our operations, including ongoing product development and capital expenditures for at least the next twelve months. In the event we engage in future acquisitions or capital projects, we may have to raise additional capital through additional borrowings or through additional intercompany debt. Fresenius has committed to the Company that it will provide financial support to FKP Holdings sufficient for it to satisfy its obligations and debt service requirements arising under all existing financing instruments that were entered into in connection with the Merger, and to which the Company is a party, as they come due until at least January 1, 2012.

Operating Activities

Cash flow from operations has been our primary source of liquidity. Net cash provided by operating activities was $229.0 million for the twelve months ended December 31, 2010 as compared to $13.3 million for the same period in 2009. The change in cash provided by operating activities for the 2010 period as compared to 2009 was primarily due to higher net earnings, improved collections on accounts receivable, and better management of inventory and accounts payable balances. Operating cash flows for 2009 were impacted by net settlements of non-current intercompany receivables and payables with our parent company resulting in an operating cash outflow of $70.0 million in 2009. Excluding the settlement of non-current intercompany balances with our parent, cash flow from operations would have been $83.3 million for the twelve months ended December 31, 2009.

Net cash provided by operating activities was $13.3 million for the twelve months ended December 31, 2009 as compared to $68.5 million for the combined 2008 year period. Net cash provided by operating activities for the 2009 period included the net settlement of non-current intercompany receivables and payables with our parent company resulting in operating cash outflow of $70.0 million in 2009. The settlement was funded by borrowings on the Company’s target revolver and was repaid through proceeds from short term intercompany notes. Other significant items included in operating cash flows in 2009 included the impact of the increase in inventories and accrued intercompany interest, and the collection of tax receivables. Excluding the settlement of intercompany balances with our parent, cash flow from operations would have been $83.3 million for the twelve months ended December 31, 2009. For the successor and predecessor periods in 2008, net cash provided (used) in operating activities was ($37.0) million and $105.5 million, respectively. The reduction in operating cash flow in the 2008 successor period was due to higher levels of cash required for working capital.

Investing Activities

Our investing activities include cash paid for acquisitions, capital expenditures necessary to expand and maintain our manufacturing capabilities and infrastructure, and outlays to acquire various product or intellectual property rights needed to grow and maintain our business. Cash used in investing activities during the twelve months ended December 31, 2010 was $10.5 million, which included $13.5 million for purchases of property, plant and equipment offset by proceeds received on the sale of property, plant and equipment of $3.0 million.

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

Financing Activities

Financing activities generally include external borrowings under our credit facility and intercompany borrowing activity with Fresenius and its affiliated companies, and, prior to the Merger, the issuance or repurchase of our common stock and proceeds from the exercise of employee stock options. Net cash used in financing activities for the twelve months ended December 31, 2010 was $222.6 million which reflected net payments on external and internal borrowings of $76.5 million and $132.4 million, respectively, along with payments of deferred financing costs of $13.7 million.

Net cash used in financing activities for the twelve months ended December 31, 2009 was $10.9 million which reflected net proceeds on external and internal borrowings of $31.3 million and $25.3 million, respectively, offset by payments of deferred financing costs of $67.5 million.

Net cash provided by financing activities for the combined 2008 year period was $3,738.4 million ($3,733.4 million of cash provided in the successor period and $5.0 million of cash provided in the predecessor period) which reflected the $900.0 million capital contribution received from Fresenius and proceeds from the external and intercompany borrowings incurred to finance the Merger totaling $3,856.4 million, offset by the retirement of pre-merger debt of $997.5 million and Merger-related payments of certain financing costs of $25.5 million.

Sources of Financing and Capital Requirements

A summary of our external and intercompany debt is as follows (in thousands):

	December 31, 2010	December 31, 2009
External debt
Senior Credit Facilities, with interest at variable rates based on LIBOR plus a margin. Term loan B2 and C2 are subject to a minimum rate
Term loan A2, due in semi-annual installments through September 10, 2013	$391,000	$462,500
Term loan B2, due in equal semi-annual installments with a final balloon payment on September 10, 2014	—	458,944
Term loan C2, due in equal semi-annual installments beginning June 10, 2010, with a final balloon payment on September 10, 2014	404,219	—
Target revolving credit facility loan, due at expiration of the facility on September 10, 2013	—	—

A summary of our external and intercompany debt is as follows (in thousands):

	December 31, 2010	December 31, 2009
Total external debt	795,219	921,444
Current maturities of external debt	(127,475)	(76,475)

Long-term external debt	$667,744	$844,969

Internal debt
Intercompany Credit Facilities
Short-term unsecured intercompany loans payable to Fresenius Kabi AG, due in 30 to 60 days from date of issue, with interest at fixed rates	$309,000	$360,000

Secured senior intercompany loans payable to a financing subsidiary of Fresenius SE & Co. KGaA, with interest at variable rates based on LIBOR or EURIBOR plus a margin. Term loan B1 and C1 are subject to a minimum rate

Term loan A1, due in semi-annual installments through September 10, 2013	391,000	462,500
Term loan B1, due in equal semi-annual installments with a final balloon payment on September 10, 2014	—	657,742
Term loan C1, due in equal semi-annual installments with a final balloon payment on September 10, 2014	579,313	—
Euro currency term loan B1 (€195.5 million), due in equal semi-annual installments with a final balloon payment on September 10, 2014	—	265,791
Euro currency term loan C1 (€162.5 million), due in equal semi-annual installments with a final balloon payment on September 10, 2014	217,133	—
Unsecured intercompany loans payable to a financing subsidiary of Fresenius SE & Co. KGaA, due July 15, 2015, with interest at fixed rates
US dollar denominated	500,000	500,000
Euro currency denominated (€115.7 million)	154,589	166,668
Unsecured intercompany loans payable to Fresenius Kabi AG, due September 10, 2014, with interest at fixed rates
US dollar denominated	722,826	601,775
Euro currency denominated loans payable (€33.0 million as of December 31, 2010 and €13 million as of December 31, 2009)	44,095	18,728

Total intercompany debt	2,917,956	3,033,204
Current maturities of intercompany debt	(441,302)	(441,511)

Long-term intercompany debt	$2,476,654	$2,591,693

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

The Senior Credit Facilities Agreement provided Fresenius and certain of its subsidiaries with various credit facilities. These include two term loan facilities and a $150 million revolving credit facility under which APP Pharmaceuticals, LLC, a wholly owned subsidiary of APP, is the obligor.

Pursuant to the Senior Credit Facilities Agreement, FKP Holdings and its subsidiaries have entered into various secured senior intercompany loans with finance subsidiaries of Fresenius SE & Co. KGaA (collectively, the “Senior Intercompany Loans”), the amount, maturity and other financial terms of which correspond to those applicable to the loans provided to such borrowers under the Senior Credit Facilities Agreement described above. The Senior Intercompany Loans are guaranteed by FKP Holdings and certain of its affiliates and subsidiaries and secured by the assets of FKP Holdings and certain of its affiliates and subsidiaries. The Senior Intercompany Loans provide for an event of default and acceleration if there is an event of default and acceleration under the Senior Credit Facilities Agreement, but acceleration of the Senior Intercompany Loans may not occur prior to acceleration of the loans under the Senior Credit Facilities Agreement. By entering into the Senior Intercompany Loans, Fresenius effectively pushed-down its Merger-related term loan borrowings under the Senior Credit Facilities Agreement to the FKP Holdings group.

The Senior Credit Facilities Agreement contains a number of affirmative and negative covenants that are assessed at the Fresenius level and are not separately assessed at FKP Holdings or its subsidiaries. The Company’s obligations under the Senior Credit Facilities Agreement are unconditionally guaranteed by Fresenius SE & Co. KGaA and certain of its subsidiaries, and are secured by a first-priority security interest in substantially all tangible and intangible assets of APP Pharmaceuticals, Inc. and APP Pharmaceuticals, LLC.

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

On March 18, 2010, the 2008 Senior Credit Facilities Agreement was amended, and Term Loan B, consisting of APP’s Term Loan B2 and Term Loan B1 were replaced with a lower interest bearing Term Loan C, consisting of APP’s Term Loan C2 and Term Loan C1. There was no change to principal amount outstanding as a result of this exchange of notes. The amendments to the 2008 Senior Credit Agreement also modified certain of the financial covenants, which are measured at the consolidated Fresenius SE & Co. KGaA level, as defined in the agreement. As a result of the debt replacement in the first quarter of 2010, the Company incurred debt issuance costs of $13.7 million for the Term Loan C, of which $12.2 million was paid directly by the Company and $1.5 million was pushed down from the Parent.

Subsequent to the period ended September 30, 2010, the Company replaced the outstanding Target Revolver with fixed rate unsecured intercompany notes with Fresenius Kabi AG which mature monthly.

There was no amount outstanding under the target revolver at December 31, 2010 and 2009. The following is the repayment schedule for Term Loans A2 and C2, the target revolver and the intercompany loans outstanding as of December 31, 2010 (in thousands):

	Term Loan A2	Term Loan C2	Target Revolver	Intercompany Fresenius	Total
2011	$122,500	$4,975	$—	$441,302	$568,777
2012	150,000	4,975	—	159,802	314,777
2013	118,500	4,975	—	128,303	251,778
2014	—	389,294	—	1,533,958	1,923,252
2015	—	—	—	654,589	654,589

	$391,000	$404,219	$—	$2,917,953	$3,713,173

Derivatives

The Company does not engage in the trading of derivative financial instruments except where the Company’s objective is to manage the variability of forecasted inventory purchases due to changes in foreign currency exchange rates, and the variability of payments of principal and interest attributable to changes in interest or foreign currency exchange rates. In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks.

As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk when these instruments are in an asset position. The Company manages the counterparty credit risk by entering into derivative contracts only with its Parent company and its affiliates. As a result, as of December 31, 2010, the Company does not expect to experience any losses as a result of default of its counterparty.

Foreign Currency Contracts: Included in our intercompany borrowings are several Euro-denominated notes, including €195.5 million notes with a maturity in 2014 and a €115.7 million note with a maturity in 2015. In connection with these borrowings, we entered into intercompany foreign currency swap contracts in order to limit our exposure to changes in current exchange rates on the Euro-denominated notes principal balance. We have entered into foreign currency swaps with affiliates of Fresenius for the total of the Euro-denominated notes principal balance. These agreements mature at various dates through January 2012, and are not designated as hedging instruments for accounting purposes. During the year ended December 31, 2010, 2009 and the successor period in 2008, we recognized a foreign currency (loss)/gain of approximately ($31.9) million, $30.1 million and $4.0 million, respectively, in our other income (expense) related to the change in fair value of these swap agreements. These foreign currency (losses)/gains were offset by $32.6 million, ($26.2) million and ($8.2) million in currency gains/(losses) we recorded in 2010, 2009 and in the successor period in 2008, in order to adjust the carrying value of the Euro-denominated notes to reflect the year-end exchange rate.

We have also entered into foreign currency hedges for the €6.3 million of future cash flows related to the interest payments due on the €195.5 million notes through October 2012, and €15.2 million of future cash flows related to the interest payments on the €115.7 million note through January 2012. These foreign currency agreements have been designated as hedges of our exposure to fluctuations in interest payments on outstanding Euro-denominated borrowings due to changes in Euro/U.S. dollar exchange rates (a cash flow hedge).

During the second quarter of 2010, we entered into foreign currency forward contracts for €22.7 million of future cash flows related to certain forecasted inventory purchases from July 2010 through June 2011. These foreign currency agreements have been designated as hedges of our exposure to fluctuations in future payments related to these forecasted purchases due to changes in Euro/U.S. dollar exchange rates (a cash flow hedge). At December 31, 2010 we have €13.8 million of outstanding foreign currency forward contracts related to the forecasted transactions.

Interest Rate Swaps: On November 3, 2008, we entered into four interest rate swap agreements with Fresenius for an aggregate notional principal amount of $900 million, (the “2008” interest rate swaps”). These agreements require us to pay interest at an average fixed rate of 3.97% and entitle us to receive interest at a variable rate equal to three-month LIBOR, which is equal to the benchmark for the term A Loans being hedged, on the notional amount. The 2008 interest rate swaps expire in October 2011 and December 2013. During the third quarter of 2010 we entered into six additional interest rate swap agreements with Fresenius for an aggregate principal amount of $600 million, (the “2010 interest rate swaps”). These swap agreements require us to pay interest at an average fixed rate of 2.16% and entitle us to receive interest at a variable rate equal to three-month LIBOR, subject to a minimum LIBOR, which is equal to the benchmark rate for the Term C Loan being hedged, on the notional amount. The 2010 interest rate swaps expire on September 10, 2014 and all interest rate swaps have been designated as hedges of our exposure to fluctuations in interest payments on outstanding variable rate borrowings due to changes in interest rates (a cash flow hedge).

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

We anticipate that available cash and short-term notes receivable, cash generated from operations, and funds available under our credit facility or through borrowings or capital contributions from Fresenius, our parent, will be sufficient to finance our operations, including ongoing product development and capital expenditures for at least the next twelve months. In the event we engage in future acquisitions or capital projects, we may have to raise additional capital through additional borrowings or through additional intercompany debt. Fresenius has committed to the Company that it will provide financial support to FKP Holdings sufficient for it to satisfy its obligations and debt service requirements arising under all existing financing instruments entered into in connection with the Merger, and to which the Company is a party, as they come due until at least January 1, 2012.

As described above, we are responsible for servicing the debt of $0.9 billion incurred in connection with the Merger, as well as to pay the principal and interest on the outstanding intercompany debt of $3.0 billion with funds generated by our operations. We expect that our funds generated by operations will be sufficient to satisfy all of our debt obligations, however it is likely that we will need to request that Fresenius refinance certain of our intercompany obligations, including those coming due in 2011, in order to extend their maturities.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations represent future cash commitments and liabilities under the amount and/or timing of agreements with third parties and intercompany agreements, and exclude contingent liabilities for which we cannot reasonably predict the amount and/or timing of future payment. The following information summarizes our contractual obligations and other commitments, including credit facilities and operating leases, as of December 31, 2010:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Term Loans A2 and C2 and intercompany loans principal repayments (excluding interest)	$3,713,173	$568,777	$566,555	$2,577,841	$—
Operating lease obligations	25,893	7,236	6,432	4,579	7,646

Total	$3,739,066	$576,013	$572,987	$2,582,420	$7,646

Obligations related to interest on debt and liabilities for uncertain tax positions are not included in the table above because the timing and amount of any required payments cannot be reasonably estimated.

We do not currently have any off-balance sheet arrangements that are material or reasonably likely to be material to our financial position or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in our consolidated financial statements are discussed below. Actual results could vary from these estimates.

Revenue Recognition

Product Revenue Recognition

We recognize revenue from the sale of a product and for contract manufacturing when title and risk of loss have transferred to the customer, collection is reasonably assured and we have no further performance obligations. This is typically when the product is received by the customer. At the time of sale, as further described below, we reduce sales and provide for estimated chargebacks, contractual allowances or customer rebates, product returns and customer credits and cash discounts. These provisions are established based on consideration of such factors as our historical experience, estimated and actual customer inventory levels, the terms of customer rebate arrangements, and current contract sales terms with wholesalers and end-user customers, among others. We have extensive, internal historical information on chargebacks, rebates and customer returns and credits which we use in determining the related provision and reserve requirements. As further described below, due to the nature of our generic injectable products and their primary use in hospital and clinical settings with generally consistent demand, we believe that this internal historical data, in conjunction with review of available third-party data, provides a reliable basis for such estimates. In 2009, we continued to revise our methodology to estimate certain of our sales provisions to reflect the availability of new information. Accruals for sales provisions are presented in our financial statements as a reduction of revenue and accounts receivable or, in the case of contractual allowances, an increase in accrued liabilities. We regularly review information related to these estimates and adjust our reserves accordingly if, and when, actual experience differs from estimates.

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

Sales Provisions

Our sales provisions totaled $1,178.3 million, $1,478.5 million, and $1,222.0 million, for the years ended December 31, 2010, 2009, and the combined 2008 year period, respectively, and related reserves totaled $139.1 million and $173.4 million at December 31, 2010 and 2009, respectively.

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

The determination of the estimated provision for chargebacks and the related reserve requires us to make significant estimates and judgments. The most significant estimates inherent in the measurement of the initial chargeback provision relate to the proportion of wholesale units that will ultimately be sold to an end-user with a lower-price contractual relationship with us, and the ultimate end-

user contract-selling price we will realize when those units are sold. We base our estimates of these factors primarily on internal, product-specific sales and chargeback processing experience, estimated wholesaler inventory stocking levels, current contract pricing, IMS data and our expectation for future contract pricing changes. In our monthly assessment of the adequacy of our recorded chargeback reserve, we consider these same factors in estimating the ending wholesale units in the distribution channel pending chargeback and the net proceeds we will realize from the wholesaler. The amount of product in the channel is comprised of product at the distributor and product that the distributor has sold to an end-user, but has yet to report as end user sales. Accordingly, in estimating the ending wholesale units in the distribution channel pending chargeback, we also must make assumptions about the time lag between the date the product is sold to the wholesaler and the date the wholesaler sells the product to the end-user customer, and between the sale date and the date that sale is reported to us enabling us to process the chargeback. Physical inventory in the channel is based on inventory data received from certain of our wholesalers; for others it is estimated based on evaluation of our monthly sales to our wholesalers and our knowledge of inventory turnover at our major wholesalers. We estimate end user sales made but not yet reported to us based on either actual chargebacks processed in the following month or the historical average number of days to process a chargeback from the date of the end user sale. Our estimate of the chargeback provision and reserve could also be impacted by a number of market conditions that are beyond our control, including: competitive pricing, competitive products and changes impacting demand in both the distribution channel and at the level of the healthcare provider. We regularly review information related to these estimates and adjust our provisions and reserves accordingly if, and when, actual experience differs from our estimates.

Our net chargeback reserve totaled $89.5 million and $129.0 million at December 31, 2010 and 2009, respectively. Due to information constraints in the distribution channel, it has not been practical, and has not been necessary, for us to capture and quantify the impact of current versus prior year activity on the chargeback provision. Information constraints within the distribution channel primarily relate to our inability to track product through the channel on a unit or specific lot basis. In addition, for the most part, we do not receive information from our customers with respect to the level of their sales that are subject to chargeback. The lack of information on a specific lot basis precludes us from tracking actual chargeback activity to the period of our initial sale. As a result, we rely on internal data, external wholesaler and IMS data and management estimates in order to estimate the amount of product in the channel subject to future chargeback. We also review current year chargeback activity to determine whether material changes in the provision relate to prior period sales; such changes have not been material to our consolidated statements of operations. A one percent decrease in our estimated end-user contract-selling prices would reduce total net revenue for the year ended December 31, 2010 by $0.7 million and a one percent increase in wholesale units pending chargeback at December 31, 2010 would decrease total net revenue for the year ended December 31, 2010 by $0.7 million.

Contractual Allowances, Fee for Service, Returns and Credits, Cash Discounts, Medicaid and Bad Debts

Our net reserve for other sales provisions totaled $49.6 million and $44.5 million at December 31, 2010 and 2009, respectively. Contractual allowances, which generally consist of rebates or administrative fees, are offered to certain wholesale customers, GPOs and end-user customers consistent with pharmaceutical industry practices. Settlement of rebates and fees due to customers generally occurs between one to fifteen (15) months from the date of sale. We establish an estimated reserve for contractual allowances at the time of sale based on the historical relationship between sales and such allowances. Upon receipt of request for credit, we establish a specific liability for the fees or rebates due to the customer based on the specific terms of each agreement by adjusting our original estimate.

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

We establish a reserve for bad debts based on general and identified customer credit exposure. Our actual losses due to bad debts were less than $0.2 million in each of 2010, 2009 and 2008.

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

As of December 31, 2010, management believes that all deferred tax assets are more likely than not to be fully realized.

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

In evaluating our unrecognized tax positions, we consider a variety of factors, including the technical merits of our tax positions, new and changing interpretations of tax laws and regulations, and the status of any pending or potential examinations of our tax returns by the applicable tax authorities. APP and its subsidiaries file income tax returns in the US Federal jurisdiction, Canada, Puerto Rico, and various state jurisdictions. APP is currently under Federal income tax examination for its 2008 and 2009 tax years. APP is also currently under state income tax examinations in California, Illinois, New York and North Carolina for various tax years. Although not currently under examination or audit, APP’s Canadian income tax returns for the 2005 through 2009 tax years, its Puerto Rican income tax returns for 2006 through 2009 tax years and its state income tax returns for the 2003 through 2009 tax years remain open for possible examination by the appropriate governmental agencies. There are no other open federal, state, or foreign government income tax audits at this time.

As of December 31, 2010, the total amount of gross unrecognized tax benefits, which are reported in other liabilities in our consolidated balance sheet, was $19.8 million. This entire amount would impact income tax expense if recognized. In addition, we accrue interest and any necessary penalties related to unrecognized tax positions in our provision for income taxes. For the twelve months ended December 31, 2010, $0.5 million of such interest was accrued.

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

Goodwill is tested for impairment using a two-step test. The first step, which is used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Significant judgment is applied when goodwill is assessed for impairment. In performing our assessment of the carrying value of goodwill, we use the present value of estimated future cash flows to establish the estimated fair value of our reporting unit as of the testing date. Estimating the discounted future cash flows involves significant assumptions. These assumptions are related to factors inherent in the business planning process, including future growth rates, the timing of introduction and level of acceptance of new products, the effects of competition, changes in volume, market pricing, cost, and business environment changes. Our assumed discount rate also has a significant impact on the estimated fair value of our reporting unit. Changes in economic and operating conditions impacting these assumptions could result in an impairment of goodwill in future periods. When available and as appropriate, we use comparative market multiples to corroborate the estimated fair value.

For the years presented, we did not recognize any goodwill impairment as the estimated fair value of our reporting unit with goodwill exceeded its carrying amount by more than 25%. While we believe that the assumptions used in estimating the fair value of our goodwill are reasonable and appropriate, we have recognized approximately $3.6 billion in goodwill in our consolidated balance sheet, and could be required to recognize significant goodwill impairment charges in the future if we have declines in profitability due to changes in volume, market pricing, cost, or the business environment. Future adverse changes in our economic environment could affect the discount rate and significant adverse changes to our business environment and future cash flows could cause us to record impairment charges in future periods which could be material.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06 that requires additional disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the sensitivity of fair value measurements to changes in assumptions, and (4) transfers between the three levels of the fair value hierarchy. The disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements are effective for fiscal years beginning after December 15, 2010, and for the interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance but does not anticipate it will have a material impact on our results of operations or financial condition. All other requirements of this ASU were effective in interim and annual periods beginning after December 15, 2009. The adoption of this guidance had no impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts to modify Step 1 of the goodwill impairment test; requiring companies with reporting units with zero or negative carrying amounts to perform Step 2 of the goodwill impairment analysis if it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal years beginning after December 15, 2010. Early adoption is not permitted. This guidance is not expected to impact our consolidated financial statements.

In June 2009, the FASB issued ASU 2009-17, which eliminates the exceptions to the rules requiring consolidation of qualifying special-purpose entities (the “QSPE”), which means more entities will be subject to consolidation assessments and reassessments. The guidance also requires ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity (“VIE”) and clarifies characteristics that identify a VIE. In addition, additional disclosures about a company’s involvement with a VIE and any significant changes in risk exposure due to that involvement are required. This guidance was effective for the Company beginning in 2010, and its adoption had no impact on our consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with changes in interest rates and foreign currency exchange rates. Interest rate changes affect primarily our short-term advances to our parent and its affiliates and our debt obligations. Changes in foreign currency exchange rates can affect cash flows for inventory purchases, and interest and principal related to our debt obligations that are denominated in foreign currencies, as well as our operations outside of the United States.

Foreign Currency Risk: We have operations in Canada; however, both revenue and expenses of those operations are typically denominated in the currency of the country of operations, providing a partial hedge. Nonetheless, our Canadian subsidiary is presented in our financial statements in U.S. dollars and can be impacted by foreign currency exchange fluctuations through both (i) translation risk, which is the risk that the financial statements for a particular period or as of a certain date depend on the prevailing exchange rates of the various currencies against the U.S. dollar, and (ii) transaction risk, which is the risk that the currency impact of transactions denominated in currencies other than the subsidiary’s functional currency may vary due to currency fluctuations.

With respect to translation risk, even though there may be fluctuations of currencies against the U.S. dollar, which may impact comparisons with prior periods, the translation impact is included in accumulated other comprehensive income, a component of stockholder’s equity, and does not affect the underlying results of operations. Gains and losses related to transactions denominated in a currency other than the functional currency of the countries in which we operate are included in the consolidated statements of operations.

Included in our intercompany borrowings are several Euro-denominated notes, €195.5 million notes with a maturity in 2014 and a €115.7 million note with a maturity in 2015. In connection with these borrowings, we entered into intercompany foreign currency forward swap contracts in order to limit our exposure to changes in exchange rates on the Euro-denominated notes principal balance. We have entered into foreign currency swaps with affiliates of Fresenius for the total of the Euro-denominated notes principal balance. These agreements mature at various dates through January 2012, and are not designated as hedging instruments for accounting purposes.

We have also entered into foreign currency hedges for the €18.9 million of future cash flows related to the interest payments due on the €195.5 million notes through December 12, 2011, of which €6.3 million was remaining as of December 31, 2010 and for the €25.4 million of future cash flows related to the interest payments on the €115.7 million note through January 17, 2012 of which €15.2 million was remaining as of December 31, 2010. In addition, during 2010 we entered into foreign currency hedges for €22.7 million of future cash flows related to planned inventory purchases from a subsidiary of our parent company through July, 2011. These foreign currency agreements have been designated as hedges of our exposure to fluctuations in cash payments for inventory and interest payments on outstanding purchase orders and Euro-denominated borrowings due to changes in Euro/U.S. dollar exchange rates (a cash flow hedge).

Because we have entered into agreements to hedge our most significant exposures to changes in currency exchange rates (i.e. changes in Euro/U.S. dollar exchange rate) we do not believe that a change in the Euro/U.S. dollar exchange rate would have a significant impact on our operating results, financial position or cash flows.

Investment Risk: The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our activities without increasing risk. Since our merger with Fresenius, we use its cash management system to invest excess cash not needed for current operations. At December 31, 2010, we did not have any cash deposits with Fresenius.

Interest Rate Risk: We are also exposed to changes in interest rates on our variable rate borrowings. As of December 31, 2010, $795.2 million was outstanding on our credit facility and we had approximately $2.918 billion of outstanding intercompany loans. If the interest rates on our outstanding variable borrowings were to increase by 1%, our interest expense would increase by $12.8 million based on our outstanding debt balances at December 31, 2010.

We have entered into interest rate swap agreements with Fresenius for an aggregate notional principal amount of $1.500 billion. Agreements for $900 million notional principal require us to pay interest at an average fixed rate of 3.97% and entitle us to receive interest at a variable rate equal to three-month LIBOR, which is equal to the benchmark for the term A Loans being hedged, on the notional amount. These interest rate swaps expire in October 2011 and December 2013. The agreements for an aggregate principal amount of $600 million require us to pay interest at an average fixed rate of 2.16% and entitle us to receive interest at a variable rate equal to three-month LIBOR, subject to a minimum LIBOR, which is equal to the benchmark rate for the Term C Loan being hedged, on the notional amount. These interest rate swaps expire on September 10, 2014.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors

Fresenius Kabi Pharmaceuticals Holding, Inc.:

We have audited the accompanying consolidated balance sheets of Fresenius Kabi Pharmaceuticals Holding, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the years in the two-year period ended December 31, 2010 and the period from July 2, 2008 through December 31, 2008, and the consolidated statements of operations, stockholders’ equity, and cash flows of APP Pharmaceuticals, Inc. and Subsidiaries (the Predecessor) for the period from January 1, 2008 through September 9, 2008. Our audits also included the information in the financial statement schedule included in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fresenius Kabi Pharmaceuticals Holding, Inc. and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010 and the period from July 2, 2008 through December 31, 2008, and the results of operations and cash flows of the Predecessor for the period from January 1, 2008 through September 9, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related information in the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ KPMG

Chicago, Illinois

February 21, 2011

Fresenius Kabi Pharmaceuticals Holding, Inc.

Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$8,844	$10,469
Accounts receivable, net	52,201	85,517
Inventories	237,218	212,065
Prepaid expenses and other current assets	20,377	31,606
Current receivables from related parties	2,282	1,219
Income taxes receivable	—	51,963
Deferred income taxes	34,176	18,880

Total current assets	355,098	411,719
Property, plant and equipment, net	118,195	129,784
Intangible assets, net	466,198	506,215
Goodwill	3,662,173	3,664,371
Deferred financing costs	94,675	117,166
Other non-current assets, net	6,827	29,430

Total assets	$4,703,166	$4,858,685

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$70,125	$53,238
Accrued liabilities	59,091	57,320
Current payables to related parties	13,061	9,914
Accrued intercompany interest	45,004	47,141
Income tax payable	1,006	—
Fair value of CVR liability-current portion	6,693	—
Current portion of long-term debt	127,475	76,475
Current portion of intercompany debt	441,302	441,511

Total current liabilities	763,757	685,599

Long-term debt	667,744	844,969
Deferred income taxes, non-current	70,181	77,593
Fair value of interest rate swaps with Parent and affiliates	58,031	53,188
Intercompany note payable to Parent and affiliates	2,476,652	2,591,693
Fair value of CVR liability- non-current	—	48,976
Other non-current liabilities	21,145	17,591

Total liabilities	4,057,510	4,319,609

Stockholder’s equity:
Common stock - $0.001 par value; 1,000 shares authorized issued and outstanding in 2010 and 2009	—	—
Additional paid-in capital	901,022	900,379
Accumulated deficit	(233,261)	(342,830)
Accumulated other comprehensive loss	(22,105)	(18,473)

Total stockholder’s equity	645,656	539,076

Total liabilities and stockholder’s equity	$4,703,166	$4,858,685

See accompanying notes to consolidated financial statements

Fresenius Kabi Pharmaceuticals Holding, Inc.

Consolidated Statements of Operations

	(Successor)				(Predecessor)
	Year ended December 31 2010		Year ended December 31 2009	July 2 through December 31 2008	January 1 through September 9 2008
	(in thousands)
Net revenue	$1,142,671		$888,686	$280,836	$495,797
Cost of sales	566,084		453,557	173,074	247,637

Gross profit	576,587		435,129	107,762	248,160
Operating expenses:
Research and development	28,119		28,277	16,352	35,133
Selling, general and administrative	116,069		89,994	31,374	62,896
Write-off of merger in-process research and development	—		—	365,700	—
Amortization of merger-related intangibles	36,650		36,650	11,209	10,283
Impairment of fixed assets	3,440		5,372	—	—
Merger related costs	1,361		1,447	2,529	44,220
Separation related costs	—		625	142	2,239

Total operating expenses	185,639		162,365	427,306	154,771

Income (loss) from operations	390,948		272,764	(319,544)	93,389
Interest expense	(63,797	) )	(83,185)	(52,585)	(45,124)
Intercompany interest expense	(218,756)		(248,956)	(66,690)	—
Unrealized gain in the fair value of contingent value rights	42,282		8,163	101,216	—
Interest income and other, net	1,545		3,379	(1,233)	1,593

Income (loss) before income taxes	152,222		(47,835)	(338,836)	49,858
Income tax expense (benefit)	42,653		(17,450)	(26,391)	40,315

Net income (loss)	$109,569		$(30,385)	$(312,445)	$9,543

The composition of stock-based compensation included above is as follows:
Cost of sales	$—		$—	$—	$1,275
Research and development	—		—	—	436
Selling, general and administrative	643		360	19	4,039

	$643		$360	$19	$5,750

See accompanying notes to consolidated financial statements

Fresenius Kabi Pharmaceuticals Holding, Inc.

Consolidated Statements of Stockholder’s Equity (Deficit)

Years Ended December 31, 2010, 2009 and 2008

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
	(in thousands, except share data)
Predecessor:

Balance, December 31, 2007	160,069,196	$160	$(96,357)	$13,715	$2,711	—	—	$(79,771)

Exercise of stock options	849,853	1	7,431	—	—	—	—	7,431
Unrestricted stock vesting and stock options forfeited	68,149	—	46	—	—	—	—	46
Stock compensation expense	—	—	5,276	—	—	—	—	5,276
Unvested restricted stock under RSU II plan	—	—	1,596	—	—	—	—	1,596
Tax benefit of disqualifying disposition	—	—	1,509	—	—	—	—	1,509
Comprehensive income:	—	—	—	—	—	—	—
Net income	—	—	—	9,543	—	—	—	9,543
Foreign currency translation adjustments	—	—	—	—	(2,302)	—	—	(2,302)

Comprehensive income	—	—	—	—	—	—	—	7,241
Predecessor:

Balance, September 9, 2008	160,987,198	$161	$(80,499)	$23,258	$409	—	—	$(56,671)

Successor:

Balance, July 2, 2008	—	—	—	—	—	—	—	—

Capital contribution from Fresenius Kabi AG	1,000	—	900,000	—	—	—	—	900,000
Stock compensation expense	—	—	19	—	—	—	—	19
Comprehensive income:
Net loss	—	—	—	(312,445)	—	—	—	(312,445)
Unrealized loss on Intercompany interest rate swap, net of $20,308 tax benefit	—	—	—	—	(32,338)	—	—	(32,338)
Foreign currency translation adjustments	—	—	—	—	(4,512)	—	—	(4,512)

Comprehensive loss	—	—	—	—	—	—	—	(349,295)

Balance, December 31, 2008	1,000	$—	$900,019	$(312,445)	$(36,850)	—	—	$550,724

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
	(in thousands, except share data)
Stock compensation expense	—	—	360	—	—	—	—	360
Comprehensive income:
Net loss	—	—	—	(30,385)	—	—	—	(30,385)
Unrealized gain on Intercompany interest rate swap, net of $6,235 tax	—	—	—	—	10,074	—	—	10,074
Foreign currency translation adjustments	—	—	—	—	5,216	—	—	5,216
Unrealized gain on foreign currency cash flow hedges, net of $1,928 tax	—	—	—	—	3,087	—	—	3,087

Comprehensive loss	—	—	—	—	—	—	—	(12,008)

Balance, December 31, 2009	1,000	$—	$900,379	$(342,830)	$(18,473)	—	—	$539,076

Stock compensation expense	—	—	643	—	—	—	—	643
Comprehensive income:
Net income	—	—	—	109,569	—	—	—	109,569
Unrealized loss on Intercompany interest rate swap, net of $3,220 tax benefit and $2,783 realized loss net of tax benefit $1,082 reclassified from accumulated other comprehensive income	—	—	—	—	(3,411)	—	—	(3,411)
Foreign currency translation adjustments	—	—	—	—	2,407	—	—	2,407
Unrealized loss on foreign currency cash flow hedges, net of $913 tax benefit	—	—	—	—	(2,628)	—	—	(2,628)

Comprehensive loss	—	—	—	—	—	—	—	106,580

Balance, December 31, 2010	1,000	$—	$901,022	$(233,261)	$(22,105)	—	—	$645,656

See accompanying notes to consolidated financial statements

Fresenius Kabi Pharmaceuticals Holding, Inc.

Consolidated Statements of Cash Flows

	(Successor)			(Predecessor)
	Year Ended December 31, 2010	Year Ended December 31, 2009	July 2 through December 31, 2008	January 1 through September 9, 2008
Cash flows from operating activities:
Net income (loss)	109,569	(30,385)	(312,445)	9,543
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	19,842	17,841	6,896	12,503
Amortization	2,067	1,535	24	99
Amortization of product rights	—	—	17	10,960
Amortization of merger related inventory step-up	—	—	45,465	—
Merger related research and development charge	—	—	365,700	—
Amortization of merger related intangibles	36,650	36,650	11,208	10,284
Amortization of loan fees	36,234	39,422	19,727	1,534
Change in the fair value of contingent value rights	(42,282)	(8,163)	(101,216)	—
Write-off of deferred financing fees	—	14,661	12,241	—
Stock-based compensation	643	360	19	5,749
(Gain)/loss on disposal of property, plant and equipment	(594)	303	19	87
Excess tax benefit from stock-based compensation	—	—	—	(493)
Loss/(gain) on non-cash foreign currency transactions	610	(4,308)	1,527	—
Stock option grants/forfeitures	—	—	—	(328)
Deferred income taxes	(16,375)	(13,601)	(3,270)	(2,054)
Impairment of intangible assets	1,400	—	—	—
Impairment of fixed assets	3,440	5,372	—	—
Other non cash charges	(723)	169	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	33,316	(7,535)	(7,253)	5,816
Income tax receivable	51,963	12,109	—	—
Current receivables from related parties	(1,063)	(1,219)	—	—
Inventories	(25,153)	(42,989)	11,181	(32,344)
Prepaid expenses and other current and non-current assets	2,860	683	5,045	(1,460)
Non-current receivables from related parties	—	27,832	—	37,223
Accounts payable and accrued expenses	15,112	21,308	(46,957)	41,386
Income taxes payable	1,006	—	(44,970)	6,696
Current payables to related parties	3,147	7,785	—	—
Intercompany payable Parent and affiliates	—	(97,717)	—	—
Accrued intercompany interest	(2,137)	30,406	—	—
Other non-current liabilities	(501)	2,776	—	314

Net cash provided by (used in) operating activities	229,031	13,295	(37,042)	105,515
Cash flows from investing activities:
Purchases of property, plant and equipment	(13,474)	(16,723)	(24,703)	(13,039)
Purchases of intangible assets	(100)	(10,097)	(750)	(800)
Proceeds from sale of fixed assets	3,074	154	—	—
Proceeds from (payments for) investment with related parties	—	33,800	(33,800)	—
Assets acquired, net of cash	—	(12,697)	(3,624,215)	—

Net cash used in investing activities	(10,500)	(5,563)	(3,683,468)	(13,839)
Cash flows from financing activities
Proceeds from the exercise of stock options and the sale of stock under employee retirement and stock purchase plan	—	—	—	7,815

	(Successor)			(Predecessor)
	Year Ended December 31, 2010	Year Ended December 31, 2009	July 2 through December 31, 2008	January 1 through September 9, 2008
(Payments)/proceeds of borrowings under unsecured credit facility, net	(132,337)	25,283	—	—
(Payments)/proceeds of borrowings under secured credit facility, net	(76,475)	31,281	—	—
Proceeds from issuance of debt	—	—	3,856,451	—
Excess tax benefit from stock-based compensation	—	—	—	493
Repayment of borrowings	—	—	(997,500)	(2,500)
Payment of deferred financing costs	(13,744)	(67,456)	(25,523)	(792)
Equity contribution from Fresenius	—	—	900,000	—

Net cash (used) provided by financing activities	(222,556)	(10,892)	3,733,428	5,016
Effect of exchange rates on cash	2,400	5,188	(4,477)	(2,283)

Net (decrease) increase in cash and cash equivalents	(1,625)	2,028	8,441	94,409
Cash and cash equivalents, beginning of period	10,469	8,441	—	31,788

Cash and cash equivalents, end of period	$8,844	$10,469	$8,441	$126,197

Supplemental disclosure of cash flow information:
Cash paid for interest	248,566	257,487	53,927	47,008
Cash (received) paid for income taxes, net of refunds	6,474	(19,166)	6,135	45,270
Supplemental disclosure of noncash investing and financing activities:
Intercompany principal and interest payments made on Company’s behalf, net	—	9,906	—	—

See accompanying notes to consolidated financial statements

Fresenius Kabi Pharmaceuticals Holding, Inc.

Notes to Consolidated Financial Statements

December 31, 2010

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

Fresenius Kabi Pharmaceuticals Holding, Inc. is a wholly-owned subsidiary of Fresenius Kabi AG, and an indirect wholly-owned subsidiary of Fresenius SE & Co. KGaA (“Fresenius” or “Parent Company”), a societas europaea organized under the laws of Germany. FKP Holdings was formed on July 2, 2008, in order to facilitate the acquisition of APP Pharmaceuticals, Inc. (“APP or the Predecessor”) discussed below. See Note 3 to the consolidated financial statements – Merger with APP for details.

On September 10, 2008, FKP Holdings completed the acquisition of APP (the “Merger”) pursuant to an Agreement and Plan of Merger dated July 6, 2008 (the “Merger Agreement”), and APP became a wholly-owned subsidiary of FKP Holdings. Effective with the Merger, each outstanding share of common stock of APP and certain stock options and restricted stock units of APP were converted into the right to receive $23.00 in cash, without interest, and one Contingent Value Right (“CVR”), issued by FKP Holdings and representing the right to receive a cash payment, without interest, of up to $6.00 determined in accordance with the terms of the CVR Agreement. Refer to Note 4 to the consolidated financial statements – Contingent Value Rights (CVR), for further details. The aggregate consideration paid in the Merger was $4,908.1 million, including $997.5 million in assumed APP debt. We incurred $3,856 million in new external and intercompany debt due to Fresenius and its affiliates in connection with the Merger, the aggregate proceeds of which were used to pay the Merger consideration, repay a portion of APP’s then outstanding indebtedness and pay fees and expenses related to the Merger. Fresenius has committed to the Company that it will provide financial support to FKP Holdings sufficient for it to satisfy its obligations and debt service requirements arising under all existing financing instruments entered into in connection with the Merger, and to which the Company is a party, as they come due until at least January 1, 2011.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates, but management does not believe such differences will materially affect the Company’s financial position, results of operations or cash flows. Significant items subject to such estimates and assumptions include; provisions and reserves for chargebacks, contractual allowances, returns, credits, and cash discounts; the recoverability of inventory pending regulatory approval and the net realizable value of inventory; the carrying amount of property, plant and equipment, intangibles and goodwill; the valuation of deferred income tax assets; and liabilities for self-insured obligations and other contingencies.

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

Accounts Receivable and Concentration of Credit Risk

Accounts receivable relate primarily to amounts owed by customers for trade sales of products. We typically enter into multi-year contractual agreements with GPOs and individual hospital groups to supply our products to end-user hospital and alternate site customers. As is traditional in the pharmaceutical industry, a significant amount of our generic pharmaceutical products are sold to end users under GPO contracts through a limited number of drug wholesalers, which comprise the primary pharmaceutical distribution chain in the United States. Collectively, and approximately proportionately, three of these wholesalers represented approximately 74% and 82% of accounts receivable at December 31, 2010 and 2009, respectively. An allowance for doubtful accounts is recorded to provide for estimated losses resulting from uncollectible accounts, and is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. To help control our credit exposure, we routinely monitor the creditworthiness of all of our customers, review outstanding customer balances for collectability and record allowances for bad debts as necessary. Historical credit losses have been insignificant.

Inventories

Inventories are stated at the lower of cost or market (net realizable value). Cost is determined under the first-in, first-out, or FIFO, method. Inventories consist of the following at December 31, 2010 and 2009:

	December 31, 2010			December 31, 2009
	Approved	Pending Regulatory Approval	Total Inventory	Approved	Pending Regulatory Approval	Total Inventory
	(in thousands)
Finished goods	$91,742	$181	$91,923	$70,551	$16,733	$87,284
Work in process	42,301	1,670	43,971	27,934	1,499	29,433
Raw materials	98,472	2,852	101,324	90,476	4,872	95,348

	$232,515	$4,703	$237,218	$188,961	$23,104	$212,065

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

At December 31, 2010 and December 31, 2009, inventory included $4.7 million and $23.1 million, respectively, in costs related to products pending FDA approval. The decrease in the inventory pending regulatory approval from December 31, 2009 to December 31, 2010, was due to increases in reserves related to uncertainty in the FDA approval of certain products.

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

Depreciation expense was $19.8 million in 2010, $17.8 million in 2009, and $6.9 million in the 2008 successor period and $12.5 million in the 2008 predecessor period (a total of $19.4 million in 2008).

Property, plant, and equipment consist of the following:

	December 31,
	2010	2009
	(in thousands)
Land	$4,267	$4,472
Building and improvements	46,821	44,065
Machinery and equipment	46,057	41,998
Furniture and fixtures	34,627	27,560
Construction in progress	31,046	36,470

	162,818	154,565
Less allowance for depreciation	(44,623)	(24,781)

	$118,195	$129,784

Included in property, plant, and equipment is $5.2 million and $0.0 million of assets held for sale as of December 31, 2010 and 2009, respectively. The held for sale assets mainly relate to manufacturing equipment at our Puerto Rico and Grand Island facilities.

Long-lived assets are evaluated periodically to determine if adjustment to the depreciation and amortization period or to the unamortized balance is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets. We test for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable by comparing the carrying value to the sum of the estimated undiscounted future cash flows expected to result from the operation and eventual disposition of the asset group. If the sum of the undiscounted future cash flows is less than the carrying value, the fair value of the asset group is estimated. The amount of impairment is calculated by subtracting the estimated fair value of the asset group from the carrying value of the asset group. For the years ended December 31, 2010 and 2009, we recorded impairment charges related to property, plant and equipment of $3.4 million and $5.4 million, respectively. We did not record impairment charges in either the successor or predecessor periods in 2008.

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

We recorded deferred financing costs of approximately $162 million associated with the senior secured credit agreement entered into in connection with the 2008 Merger and $13.3 million associated with the senior secured credit agreement entered into in connection with our Predecessor’s November 2007 separation from New Abraxis. In 2009, we wrote-off $14.6 million in unamortized debt issuance costs in connection with certain modifications to our intercompany loan agreements. In the 2008 successor period we wrote-off $12.2 million of unamortized deferred financing costs related to debt repaid in that period. Amortization and write-off of debt issue costs are recognized in third party and intercompany interest expense in the consolidated statements of operations.

In March of 2010, the 2008 Senior Credit Facilities Agreement was amended. As a result, the Company incurred and capitalized debt issuance costs of $13.7 million, of which $12.2 million was paid directly by the Company and $1.5 million was pushed down from the Parent.

Goodwill and Intangible Assets

We evaluate goodwill and other intangible assets not subject to amortization for impairment annually at October 1 or more frequently whenever indicators of potential impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others, (i) significant decline in expected future cash flows, (ii) a sustained, significant decline in equity price and market capitalization, (iii) a significant adverse change in legal factors or in the business climate,(iv) unanticipated competition, and (v) slower growth rates. Goodwill is considered impaired when the fair value of a reporting unit is determined to be less than the carrying value including goodwill. The impairment loss is determined based on a comparison of the implied fair value of the reporting unit’s goodwill to the actual carrying value. Intangible assets not subject to amortization are considered impaired when the intangible asset’s fair value is determined to be less than the carrying value.

In performing our assessment of the carrying value of goodwill, we use the present value of estimated future cash flows to establish the estimated fair value of our reporting unit as of the testing date. This approach includes many assumptions related to future growth rates, discount rates, market comparables, control premiums and tax rates, among other considerations. Changes in economic and operating conditions impacting these assumptions could result in an impairment of goodwill in future periods. When available and as appropriate, we use comparative market multiples to corroborate the estimated fair value. In fiscal years 2010 and 2009, we did not recognize any goodwill impairment, as the estimated fair value of our reporting unit with goodwill exceeded its carrying amount as of our annual testing date in both periods.

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

Product Revenue Recognition

We recognize revenue from the sale of a product and for contract manufacturing when title and risk of loss have transferred to the customer, collection is reasonably assured and we have no further performance obligations. This is typically when the product is received by the customer. A significant amount of our generic pharmaceutical products are sold to end users through a limited number of drug wholesalers, which comprise the primary pharmaceutical distribution chain in the United States. Sales to our three major wholesale customers comprised 74%, 74%, and 79%, of our 2010, 2009, and 2008 predecessor and successor period gross revenue, respectively.

At the time of sale, as further described below, we reduce sales and provide for estimated chargebacks, contractual allowances or customer rebates, product returns, customer credits and cash discounts. We base our estimates of required provisions and reserves for chargebacks, rebates and customer returns and credits on consideration of such factors as our historical experience estimated and actual customer inventory levels, the terms of customer rebate arrangements, and current contract sales terms with wholesalers and end-user customers, amount others. As further described below, due to the nature of our generic injectable products and their primary use in hospital and clinical settings with generally consistent demand, we believe that this historical data, in conjunction with periodic review of available third-party data, provides a reliable basis for such estimates. We regularly review information related to these estimates and adjust our provisions and reserves accordingly if, and when, actual experience differs from estimates. In 2009, we revised our methodology to estimate certain of our sales provisions to reflect the availability of new information. The methodology we used to estimate theses sales provisions was consistent across all periods presented.

Accruals for sales provisions are presented in our consolidated financial statements as a reduction of revenues and accounts receivable or, in the case of contractual allowances, in accrued liabilities. Our total sales provisions totaled $1,178.3 million in 2010, $1,478.5 million in 2009 and $490.3 million in the 2008 successor period and $731.7 million in the 2008 predecessor period (a total of $1,222.0 million in 2008), and related reserves totaled $139.1 million and $173.5 million at December 31, 2010 and 2009, respectively.

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

The provision for chargebacks is presented in our consolidated financial statements as a reduction of sales. Activity in the reserve for chargebacks for the periods included in the consolidated financial statements was as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Balance at beginning of period	$129,002	$143,265	$100,413
Provision for chargebacks	1,026,974	1,341,571	1,122,109
Credits or checks issued to third parties	(1,066,493)	(1,355,834)	(1,079,257)

Balance at end of period	$89,483	$129,002	$143,265

For the period ended December 31, 2008, our chargeback provision totaled $447.1 million in the successor period and $675.0 million in the predecessor period (a total of $1,122.1 million in 2008). The balance of this reserve accounted was not impacted by purchase accounting.

Contractual Allowances, Fee for Service, Returns and Credits, Cash Discounts, Medicaid and Bad Debts

Contractual allowances, which generally consist of rebates or administrative fees, are offered to certain wholesale customers, GPOs and end-user customers consistent with pharmaceutical industry practices. Settlement of rebates and fees due to customers generally occurs between one to fifteen (15) months from the date of sale. We establish an estimated reserve for contractual allowances at the time of sale based on the historical relationship between sales and such allowances. Upon receipt of request for credit, we establish a specific liability for the fees or rebates due to the customer based on the specific terms of each agreement by adjusting our original estimate. Contractual allowances are reflected in the consolidated financial statements as a reduction of revenue and as a current accrued liability.

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

We establish a reserve for bad debts based on general and identified customer credit exposure. Our actual losses due to bad debts were less than $0.2 million in each of 2010, 2009 and 2008.

Activity in the reserve for other sales provisions for the periods included in the consolidated financial statements was as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Balance at beginning of period	$44,436	$33,206	$24,554
Provisions	151,280	136,907	99,856
Credits or checks issued to third parties	(146,068)	(125,677)	(91,204)

Balance at end of period	$49,648	$44,436	$33,206

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

Fair Value of Financial Instruments

Our financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, borrowings under our credit facility, intercompany loans and currency and interest rate swap agreements, and our outstanding contingent value rights. Cash equivalents are stated at cost which approximates fair value. At December 31, 2010 and 2009, the carrying amounts of other items comprising current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments. The interest rates on borrowings under the bank credit facility and intercompany loan agreements are revised periodically to reflect changes in market interest rates; as such, the carrying amounts of these obligations approximate fair value. Our currency and interest rate swap agreements and our outstanding contingent value rights are reflected in the accompanying consolidated financial statements at fair value.

Foreign Currency Translation

Local currencies are considered the functional currencies for the Company’s operations outside the United States. Assets and liabilities of foreign operations are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date with the related translation adjustments reported in stockholder’s equity as a component of accumulated other comprehensive income (loss).

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06 that requires additional disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the sensitivity of fair value measurements to changes in assumptions, and (4) transfers between the three levels of the fair value hierarchy. The disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements are effective for fiscal years beginning after December 15, 2010, and for the interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance but does not anticipate it will have a material impact on our results of operations or financial condition. All other requirements of this ASU were effective in interim and annual periods beginning after December 15, 2009. The adoption of this guidance had no impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts to modify Step 1 of the goodwill impairment test; requiring companies with reporting units with zero or negative carrying amounts to perform Step 2 of the goodwill impairment analysis if it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal years beginning after December 15, 2010. Early adoption is not permitted. This guidance is not expected to impact our consolidated financial statements.

In June 2009, the FASB issued ASU 2009-17, which eliminates the exceptions to the rules requiring consolidation of qualifying special-purpose entities (the “QSPE”), which means more entities will be subject to consolidation assessments and reassessments. The guidance also requires ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity (“VIE”) and clarifies characteristics that identify a VIE. In addition, additional disclosures about a company’s involvement with a VIE and any significant changes in risk exposure due to that involvement are required. This guidance was effective for the Company beginning in 2010, and its adoption had no impact on our consolidated financial statements.

3. Merger with APP

On September 10, 2008, FKP Holdings completed the Merger, following which APP became a wholly-owned subsidiary of FKP Holdings. The results of APP’s operations have been included in the consolidated financial statements of FKP Holdings since September 10, 2008. APP is a fully-integrated pharmaceutical company that develops, manufactures and markets injectable pharmaceutical products with a primary focus on the oncology, anti-infective, anesthetic/analgesic and critical care markets. APP manufactures a comprehensive range of dosage formulations, and its products are used in hospitals, long-term care facilities, alternate care sites and clinics within North America. The Merger is an important step in Fresenius’ growth strategy. Through the merger with APP, Fresenius gained entry to the U.S. pharmaceuticals market and achieved a leading position in the global I.V. generics industry. The North American platform also provides further growth opportunities for Fresenius’ existing product portfolio.

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

The following summarizes the final fair values of the assets acquired and liabilities assumed at the acquisition date (in millions):

Net working capital and other assets	$323.1
Property, plant and equipment	108.8
In-process research and development	365.7
Identifiable intangible assets	542.0
Deferred tax liability, net	(93.7)
Long-term debt	(997.5)
Goodwill	3,662.2

Total	$3,910.6

The changes in goodwill from December 31, 2009 to December 31, 2010 are primarily due to filing of tax returns covering the acquisition period.

In September of 2009, the Board of Directors of FKP Holdings formally approved management’s plan to close the Barceloneta, Puerto Rico manufacturing facility and transfer production operations to existing Company plants in the United States. The closure was completed in the fourth quarter of 2010. The Company acquired the Barceloneta, Puerto Rico manufacturing facility in connection with the September 2008 acquisition of APP. Various plans to lower the Company’s overall manufacturing costs, including the closure of the Puerto Rico manufacturing facility along with the transfer of its production operations to existing Company plants in the United States, have been under consideration since the date of the acquisition and, accordingly, the decision to close this facility resulted in various adjustments to the estimated amounts assigned to certain assets acquired, liabilities assumed and residual goodwill in connection with the APP acquisition based on market valuations of the related assets and liabilities.

Because the Company continued to operate the Puerto Rico facility subsequent to the acquisition date, a portion of the adjustment to the carrying value of property and equipment (approximately $5.4 million) and the anticipated tax benefit (approximately $7.9 million) have been reflected in the consolidated statement of operations for the period ended December 31, 2009.

Approximately $365.7 million of the purchase price represents the estimated fair value of acquired in-process research and development (R&D) projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the 2008 successor period. The value assigned to the acquired in-process R&D was determined by project using a discounted cash flow model. The discount rates used take into consideration the stage of completion and the risks surrounding the successful development and commercialization of each of the acquired in-process R&D projects that were valued.

Identifiable intangible assets consist of developed product technology and are amortized using the straight-line method over the estimated useful life of the assets of 20 years. Refer to Note 7 to the consolidated financial statements – Goodwill and Other Intangibles.

4. Contingent Value Rights (CVR)

On September 10, 2008, FKP Holdings completed the Merger, following which APP became a wholly-owned subsidiary of FKP Holdings. Under the terms of the Merger, Fresenius acquired all of the outstanding common stock of APP for $23.00 in cash per share (the “Cash Purchase Price”) plus a contingent value right (“CVR”). The maximum amount payable under the CVR indenture is $6.00 per CVR. Our obligation to make a cash payment on the CVRs was determined on the basis of cumulative Adjusted EBITDA (as defined in the CVR indenture) for a three-year period ending on December 31, 2010, referred to as the “CVR measuring period.” The CVRs were intended to give holders an opportunity to participate in any Adjusted EBITDA, as defined in the CVR indenture, generated during the CVR measuring in excess of a threshold amount. Each CVR represented the right to receive a pro rata portion of an amount equal to 2.5 times the amount, if any, by which cumulative Adjusted EBITDA of APP and FKP Holdings and their subsidiaries on a consolidated basis, exceeded $1.268 billion for the CVR measuring period. Since Adjusted EBITDA for the CVR measuring period did not exceed this threshold amount, no amounts will be payable on the CVRs and the CVRs will expire valueless.

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

Because an amount payable to the holders of CVRs must be settled in cash, the CVRs are classified as liabilities in the accompanying consolidated financial statements. The estimated fair value of the CVRs at the date of acquisition was included in the cost of the acquisition. The CVRs are recorded at fair value each reporting date in accordance with ASC 820 (Fair Value Measurements and Disclosures) based on the closing price of a CVR as reported by NASDAQ, and is not reflective of any payment required per the terms of the CVR Indenture. The change in the fair value of the CVRs for the reporting period is included in the statements of operations. At December 31, 2010 and 2009, the carrying value of the CVR liability was approximately $6.7 million and $49.0 million, respectively.

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

•	certain research and development expenses relating to the build-out of facilities and costs incurred to transfer production to or start-up any facilities not to exceed $35.9 million;

•	any deductions attributable to minority interests; and

•	any expenses or losses arising out of the consulting agreement among FKP Holdings, Dr. Soon-Shiong and Fresenius.

And less:

•	extraordinary and unusual or non-recurring cash gains;

•	non-cash gains;

•	gains on sales of fixed assets;

•	any net after-tax income from the early extinguishment of indebtedness or hedging obligations or other derivative instruments; and

•	all one-time gains from investments recorded using the equity method.

6. Goodwill and Other Intangibles

As of December 31, 2010 and 2009, goodwill had a carrying value of $ 3,662.2 million and $3,664.4 million, respectively. All of our intangible assets, other than goodwill, are subject to amortization. Changes in goodwill from December 31, 2009 to December 31, 2010 are primarily due to filing of tax returns covering the acquisition period.

The following table reflects the components of identifiable intangible assets, all of which have finite lives, as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009		Category Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)		(in thousands)
Developed product technology	$489,000	$56,378	$489,000	$31,928	20 years
Product rights	2,400	138	2,300	87	10 years
Patents	6,847	1,877	6,847	553	5 years
Contracts and other	43,500	19,932	45,500	11,641	5 years
Customer relationships	12,000	9,223	12,000	5,223	3 years

Total	$553,747	$87,548	$555,647	$49,432

We amortize all of our identifiable intangible assets with finite lives over their expected period of benefit using the straight-line method. In determining the appropriate amortization period and method for developed product technology, we considered, among other things, the nature of the products, the anticipated timing of cash flows and the relatively high barriers to entry for competition due to the complex development and manufacturing processes. In addition, the products all share in similar attributes in that they have a favorable risk profile (e.g., minimal side effects, adverse experiences, etc.) and are easy to administer to patients. Based on the risk profile and ease of use of the related products, we do not expect that new competing products will enter the market in the foreseeable future, and that the barriers to entry will help to protect the market positions of the products and preserve their useful lives. We have manufactured and sold many of our products for more than 20 years. Accordingly, as future cash flows with respect to these and our other products are expected to exceed 20 years, we have utilized the straight-line amortization method and a 20-year expected period of benefit. However, we cannot predict with certainty whether new competing products will enter the market, the timing of such competition or the Company’s ability to protect the market positions of its products and preserve their useful lives. In the event that we experience stronger or more rapid competition or other conditions that change the market positions of our products, we may need to accelerate the amortization of our developed product technology intangibles or recognize an impairment charge.

During the year ended December 31, 2010 the Company recognized $1.4 million of impairment in contracts and other intangible assets related to the inability to obtain FDA approval for certain products. For the year ended December 31, 2009 and the period from July 2, 2008 through December 31, 2008 (successor period) and the period from January 1 through September 9, 2008 (predecessor period) no impairments related to intangible assets was recognized.

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

Amortization expense on intangible assets attributable to operations for the years ended December 31, 2010 and 2009 was $38.7 million and $38.1 million, respectively. Amortization expense for the period from July 2, 2008 through December 31, 2008 (successor period) was $11.2 million and for the period from January 1 through September 9, 2008 (predecessor period) was $10.3 million, (a total of $21.5 million in 2008). At December 31, 2010, the weighted average expected life of intangibles was approximately 16.7 years. Total estimated amortization expense for our finite-lived intangible assets for the next five years is as follows:

Estimated Amortization
(in thousands)
2011	$37,294
2012	34,517
2013	32,009
2014	25,494
2015	24,500

7. Acquisition of Assets

On November 13, 2009 the Company finalized an Asset Purchase Agreement with Catalent Pharma Solutions, LLC to acquire its Raleigh, North Carolina manufacturing facility as well as related production equipment and certain raw materials for $10.7 million. The acquisition was accounted for using the purchase method of accounting and no goodwill or intangible assets were recognized.

8. Long-Term Debt and Credit Facility

A summary of our external and intercompany debt (in thousands) is as follows:

	December 31, 2010	December 31, 2009
External debt
Senior Credit Facilities, with interest at variable rates based on LIBOR plus a margin. Term loan B2 and C2 are subject to a minimum rate
Term loan A2, due in semi-annual installments through September 10, 2013	$391,000	$462,500
Term loan B2, due in equal semi-annual installments with a final balloon payment on September 10, 2014	—	458,944
Term loan C2, due in equal semi-annual installments beginning June 10, 2010, with a final balloon payment on September 10, 2014	404,219	—
Target revolving credit facility loan, due at expiration of the facility on September 10, 2013	—	—

Total external debt	795,219	921,444
Current maturities of external debt	(127,475)	(76,475)

Long-term external debt	$667,744	$844,969

Internal debt
Intercompany Credit Facilities
Short-term unsecured intercompany loans payable to Fresenius Kabi AG, due in 30 to 60 days from date of issue, with interest at fixed rates	$309,000	$360,000

Secured senior intercompany loans payable to a financing subsidiary of Fresenius SE & Co. KGaA & CO. KGaA, with interest at variable rates based on LIBOR or EURIBOR plus a margin. Term loan B1 and C1 are subject to a minimum rate

Term loan A1, due in semi-annual installments through September 10, 2013	391,000	462,500
Term loan B1, due in equal semi-annual installments with a final balloon payment on September 10, 2014	—	657,742
Term loan C1, due in equal semi-annual installments with a final balloon payment on September 10, 2014	579,313	—
Euro currency term loan B1 (€195.5 million), due in equal semi-annual installments with a final balloon payment on September 10, 2014	—	265,791
Euro currency term loan C1 (€162.5 million), due in equal semi-annual installments with a final balloon payment on September 10, 2014	217,133	—
Unsecured intercompany loans payable to a financing subsidiary of Fresenius SE & Co. KGaA, due July 15, 2015, with interest at fixed rates
US dollar denominated	500,000	500,000
Euro currency denominated (€115.7 million)	154,589	166,668

	December 31, 2010	December 31, 2009
Unsecured intercompany loans payable to Fresenius Kabi AG, due September 10, 2014, with interest at fixed rates
US dollar denominated	722,826	722,826
Euro currency denominated loans payable (€33.0 million as of December 31, 2010 and €13 million as of December 31, 2009)	44,095	18,728

Total intercompany debt	2,917,956	3,033,204
Current maturities of intercompany debt	(441,302)	(441,511)

Long-term intercompany debt	$2,476,654	$2,591,693

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

The Senior Credit Facilities Agreement provided Fresenius and certain of its subsidiaries with various credit facilities. These include two term loan facilities and a $150 million revolving credit facility under which APP Pharmaceuticals, LLC, a wholly owned subsidiary of APP, is the obligor.

Pursuant to the Senior Credit Facilities Agreement, FKP Holdings and its subsidiaries have entered into various secured senior intercompany loans with finance subsidiaries of Fresenius SE & Co. KGaA (collectively, the “Senior Intercompany Loans”), the amount, maturity and other financial terms of which correspond to those applicable to the loans provided to such borrowers under the Senior Credit Facilities Agreement described above. The Senior Intercompany Loans are guaranteed by FKP Holdings and certain of its affiliates and subsidiaries and secured by the assets of FKP Holdings and certain of its affiliates and subsidiaries. The Senior Intercompany Loans provide for an event of default and acceleration if there is an event of default and acceleration under the Senior Credit Facilities Agreement, but acceleration of the Senior Intercompany Loans may not occur prior to acceleration of the loans under the Senior Credit Facilities Agreement. By entering into the Senior Intercompany Loans, Fresenius effectively pushed-down its Merger-related term loan borrowings under the Senior Credit Facilities Agreement to the FKP Holdings group.

The Senior Credit Facilities Agreement contains a number of affirmative and negative covenants that are assessed at the Fresenius level and are not separately assessed at FKP Holdings or its subsidiaries. The Company’s obligations under the Senior Credit Facilities Agreement are unconditionally guaranteed by Fresenius SE & Co. KGaA and certain of its subsidiaries, and are secured by a first-priority security interest in substantially all tangible and intangible assets of APP Pharmaceuticals, Inc. and APP Pharmaceuticals, LLC.

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

On March 18, 2010, the 2008 Senior Credit Facilities Agreement was amended, and Term Loan B, consisting of APP’s Term Loan B2 and Term Loan B1 were replaced with a lower interest bearing Term Loan C, consisting of APP’s Term Loan C2 and Term Loan C1. There was no change to principal amount outstanding as a result of this exchange of notes. The amendments to the 2008 Senior Credit Agreement also modified certain of the financial covenants, which are measured at the consolidated Fresenius SE & Co. KGaA level, as defined in the agreement. As a result of the debt replacement in the first quarter of 2010, the Company incurred debt issuance costs of $13.7 million for the Term Loan C, of which $12.2 million was paid directly by the Company and $1.5 million was pushed down from the Parent.

Subsequent to the period ended September 30, 2010, the Company replaced the outstanding target revolver with fixed rate unsecured intercompany notes with Fresenius Kabi AG which mature monthly.

There was no amount outstanding under the target revolver at December 31, 2010 and 2009. The following is the repayment schedule for Term Loans A2 and C2, the target revolver balance and the intercompany loans outstanding as of December 31, 2010 (in thousands):

	Term Loan A2	Term Loan C2	Target Revolver	Intercompany Fresenius	Total
2011	$122,500	$4,975	$—	$441,302	$568,777
2012	150,000	4,975	—	159,802	314,777
2013	118,500	4,975	—	128,303	251,778
2014	—	389,294	—	1,533,958	1,923,252
2015	—	—	—	654,589	654,589

	$391,000	$404,219	$—	$2,917,953	$3,713,173

9. Derivatives

The Company does not engage in the trading of derivative financial instruments except where the Company’s objective is to manage the variability of forecasted inventory purchases due to changes in foreign currency exchange rates, and the variability of payments of principal and interest attributable to changes in interest or foreign currency exchange rates. In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks.

As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk when these instruments are in an asset position. The Company manages the counterparty credit risk by entering into derivative contracts only with its Parent company and its affiliates. As a result, as of December 31, 2010, the Company does not expect to experience any losses as a result of default of its counterparty.

Foreign Currency Contracts: Included in our intercompany borrowings are several Euro-denominated notes, including €195.5 million notes with a maturity in 2014 and a €115.7 million note with a maturity in 2015. In connection with these borrowings, we entered into intercompany foreign currency swap contracts in order to limit our exposure to changes in current exchange rates on the Euro-denominated notes principal balance. We have entered into foreign currency swaps with affiliates of Fresenius for the total of the Euro-denominated notes principal balance. These agreements mature at various dates through January 2012, and are not designated as hedging instruments for accounting purposes. During the year ended December 31, 2010, 2009 and the successor period in 2008, we recognized a foreign currency (loss)/gain of approximately ($31.9) million, $30.1 million and $4.0 million, respectively, in our other income (expense) related to the change in fair value of these swap agreements. These foreign currency (losses)/gains were offset by $32.6 million, ($26.2) million and ($8.2) million in currency gains/(losses) we recorded in 2010, 2009 and in the successor period in 2008, in order to adjust the carrying value of the Euro-denominated notes to reflect the year-end exchange rate.

We have also entered into foreign currency hedges for the €6.3 million of future cash flows related to the interest payments due on the €195.5 million notes through October 2012, and €15.2 million of future cash flows related to the interest payments on the €115.7 million note through January 2012. These foreign currency agreements have been designated as hedges of our exposure to fluctuations in interest payments on outstanding Euro-denominated borrowings due to changes in Euro/U.S. dollar exchange rates (a cash flow hedge).

During the second quarter of 2010, we entered into foreign currency forward contracts for €22.7 million of future cash flows related to certain forecasted inventory purchases from July 2010 through June 2011. These foreign currency agreements have been designated as hedges of our exposure to fluctuations in future payments related to these forecasted purchases due to changes in Euro/U.S. dollar exchange rates (a cash flow hedge). At December 31, 2010 we have €13.8 million of outstanding foreign currency forward contracts related to these forecasted transactions.

Interest Rate Swaps: On November 3, 2008, we entered into four interest rate swap agreements with Fresenius for an aggregate notional principal amount of $900 million (the “2008” interest rate swaps”). These agreements require us to pay interest at an average fixed rate of 3.97% and entitle us to receive interest at a variable rate equal to three-month LIBOR, which is equal to the benchmark for the term A Loans being hedged, on the notional amount. The 2008 interest rate swaps expire in October 2011 and December 2013. During the third quarter of 2010, we entered into six additional interest rate swap agreements with Fresenius for an aggregate principal amount of $600 million (the “2010 interest rate swaps”). These swap agreements require us to pay interest at an average fixed rate of 2.16% and entitle us to receive interest at a variable rate equal to three-month LIBOR, subject to a minimum LIBOR, which is equal to the benchmark rate for the Term C Loan being hedged, on the notional amount. The 2010 interest rate swaps expire on September 10, 2014 and all interest rate swaps have been designated as hedges of our exposure to fluctuations in interest payments on outstanding variable rate borrowings due to changes in interest rates (a cash flow hedge).

The fair value of these interest rate swap agreements at December 31, 2010 and 2009 was a liability of $58.0 million and $53.2 million, respectively, and is included in long-term liabilities in our consolidated balance sheets. As noted, above the Company entered into the 2008 interest rate swaps with its Parent, who pushed down the interest rate swap agreements to the Company. From inception of the agreements to the time the 2008 interest rate swaps were transferred to the Company the Parent recognized $15.9 million in losses in other comprehensive income (loss). From the time the 2008 interest rate swap agreements were transferred to the Company through December 31, 2010, we recorded a deferred loss of $25.7 million, net of tax benefit of $16.4 million, in other comprehensive income (loss) and recognized $0.2 million in intercompany interest expense, which represented the amount of hedge ineffectiveness.

The fair value amounts in our consolidated balance sheet at December 31, 2010 and 2009, related to foreign currency forward and interest rate swap contracts were as follows:

	Asset Derivatives		Liability Derivatives
December 31, 2010 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency forward contracts-Interest (current)	Prepaid expense and other current assets	$0.5	Other accrued expenses	$0.6
Foreign currency forward contracts-Interest (non-current)	Other non-current assets, net	0.2	Other non-current liabilities	—
Foreign currency forward contracts-inventory (current)	Prepaid expense and other current assets	1.6	Other accrued expenses	—
Interest rate swap contracts (non-current)	Other non-current assets, net	—	Fair value of interest rate swaps with Parent and affiliates	58.0

Total		$2.3		$58.6

	Asset Derivatives		Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign currency forward contracts (current)	Prepaid expense and other current assets	$0.3	Other accrued expenses	$1.8
Foreign currency forward contracts-inventory (current)	Prepaid expense and other current assets	—	Other accrued expenses	0.5
Foreign currency forward contracts (non-current)	Other non-current assets, net	5.7	Other non-current liabilities	1.3

Total		$6.0		$3.6

	Asset Derivatives		Liability Derivatives
December 31, 2009 (In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency forward contracts-Interest (current)	Prepaid expense and other current assets	$2.7	Other accrued expenses	$—
Foreign currency forward contracts-Interest (non-current)	Other non-current assets, net	2.3	Other non-current liabilities	—
Interest rate swap contracts (non-current)	Other non-current assets, net	—	Fair value of interest rate swaps with Parent and affiliates	53.2

Total		$5.0		$53.2

	Asset Derivatives		Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign currency forward contracts (current)	Prepaid expense and other current assets	$8.6	Other accrued expenses	$—
Foreign currency forward contracts (non-current)	Other non-current assets, net	25.6	Other non-current liabilities	—

Total		$34.2		$—

The pretax derivative gains and losses in our consolidated statement of operations for the years ended December 31, 2010 and 2009 and the successor period in 2008, related to our foreign currency forward and interest rate swap contracts were as follows:

December 31, 2010

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Gain (Loss) on Effective Portion of Derivative Reclassified from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
(In millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward contracts-Interest	$(4.9)	Interest income and other, net	$—	Interest income and other, net	$—
Foreign currency forward contracts-Inventory	1.6	Cost of Sales	1.0	Cost of Sales	—
Interest rate swap contracts	(8.3)	Interest income and other, net	(2.8)	Interest income and other, net	0.7

Total	$11.6		$(1.8)		$0.7

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Foreign currency forward contracts	Interest income and other, net	$(31.9)

December 31, 2009

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Gain (Loss) on Effective Portion of Derivative Reclassified from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
(In millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward contracts-Interest	$5.0	Interest income and other, net	$—	Interest income and other, net	$—
Interest rate swap contracts	16.3	Interest income and other, net	—	Interest income and other, net	(0.2)

Total	$21.3		$—		$(0.2)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Foreign currency forward contracts	Interest income and other, net	$30.1

December 31, 2008

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Gain (Loss) on Effective Portion of Derivative Reclassified from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
(In millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward contracts-Interest	$—	Interest income and other, net	$—	Interest income and other, net	$—
Interest rate swap contracts	(52.6)	Interest income and other, net	—	Interest income and other, net	(0.8)

Total	$(52.6)		$—		$(0.8)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Foreign currency forward contracts	Interest income and other, net	$4.0

10. Fair Value Measurements

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

The following table sets forth the Company’s financial assets and liabilities as of December 31, 2010 that are measured at fair value on a recurring basis, segregated by level within the fair value hierarchy:

		Basis of Fair Value Measurement (in thousands)
	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets – fair value of foreign currency swaps	$8,272	$—	$8,272	$—

Liabilities:
Contingent value rights	$6,693	$6,693	$—	$—
Fair value of foreign currency swaps	4,142	—	4,142	—
Fair value of interest rate swaps	58,031	—	58,031	—

Total liabilities	$68,866	$6,693	$62,173	$—

11. Related Party Transactions

Related party balances and transactions as of December 31, 2010 and 2009, and for the periods ended December 31, 2010 and 2009 and the successor period in 2008, pertain to balances and transactions with Fresenius and its direct and indirectly owned subsidiaries. Related party activities for the predecessor period pertain to balances and transactions with New Abraxis. Below is a discussion of these transactions.

Transactions with Fresenius

In connection with the Merger and associated financing transactions, FKP Holdings and its subsidiaries entered into a number of intercompany loan agreements with subsidiaries of Fresenius, the Company’s parent, as described in Note 8 to the consolidated financial statements – Long-Term Debt and Credit Facility. At December 31, 2010 and December 31, 2009, the principal amount outstanding under these loans was $2,918.0 million and $3,033.2 million, respectively. Interest expense recognized on these intercompany loans for the years ended December 31, 2010 and 2009 and the successor period in 2008, was $218.8 million, $249.0 million and $66.7 million, respectively. Accrued interest of $45.0 million and $47.1 million was due on these intercompany loans at December 31, 2010 and 2009, respectively.

The Company has recorded payables related to inventory purchases from Fresenius subsidiaries of $13.1 million and $9.9 million as of December 31, 2010 and 2009, respectively. Related intercompany charges included in cost of goods sold were $78.4 million and $28.5 million for the twelve months ended December 31, 2010 and 2009, respectively.

In December 2008, the Company entered into a $2.5 million, 5 year licensing agreement with a subsidiary of Fresenius related to certain oncology products. The capitalized product rights are included in intangible assets.

On December 29, 2008, FKP Holdings received two short-term notes totaling $33.8 million ($26.1 million and $7.7 million, respectively) from Fresenius in exchange for a short-term cash deposit. The $26.1 million and $7.7 million notes receivable became due and payable on January 2, 2009 and January 8, 2009, respectively. The interest rates on the notes receivable were 2.1% and 1.0% respectively, and were set based on the lender country’s LIBOR rate plus 0.5%. These two loans were repaid at maturity.

Transactions with New Abraxis

In connection with the November 13, 2007 separation, APP entered into a number of agreements that govern its relationship with New Abraxis for a period of time after the separation. These agreements were entered into while New Abraxis was still a wholly owned subsidiary of Old Abraxis. These agreements include (i) a tax allocation agreement, (ii) a dual officer agreement, (iii) an employee matters agreement, (iv) a transition services agreement, (v) a manufacturing agreement, and (vi) various real estate leases. New Abraxis ceased to be a related party as of September 10, 2008, the Merger date with Fresenius. The following is a description of these agreements to the extent not terminated prior to the date hereof.

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

In addition, the manufacturing agreement contains the following indemnification provisions. New Abraxis will indemnify New APP LLC, its affiliates and its officers, directors, employees and agents (which are referred to as the “APP indemnified parties”) from any damages incurred by or assessed against them resulting from a third-party claim caused by or alleged to be caused by (i) New Abraxis’ failure to perform its obligations under the manufacturing agreement; (ii) any product liability claim arising from the negligence, fraud or intentional misconduct of New Abraxis or any of its affiliates or any product liability claim arising from its manufacturing obligations (or any failure or deficiency in New Abraxis’ manufacturing obligations) under the manufacturing agreement; (iii) any claim that the manufacture, use or sale of Abraxane® or New Abraxis pipeline products infringes a patent or any other proprietary right of a third party; or (iv) any recall, product liability claim or other third-party claim not arising from the gross negligence or bad faith of, or intentional misconduct or intentional breach of the manufacturing agreement by, the APP indemnified parties. New Abraxis will also indemnify the APP indemnified parties for liabilities that they become subject to as a result of their activities under the manufacturing agreement and for which they are not responsible under the terms of the manufacturing agreement. New APP LLC will indemnify New Abraxis, and its affiliates, and their respective officers, directors, employees and agents from any damages incurred or assessed against them resulting from a third-party claim caused by or alleged to be caused by (i) New APP LLC’s gross negligence, bad faith, intentional misconduct or intentional failure to perform its obligations under the manufacturing agreement; and (ii) any product liability claim arising from the gross negligence or bad faith of, or intentional misconduct or intentional breach of the manufacturing agreement by, New APP LLC or its affiliates. The APP indemnified parties will not have any liability for monetary damages to New Abraxis or its affiliates or third parties in connection with the manufacturing agreement for damages in excess of $100 million in the aggregate, except to the extent that the damages are the result of (i) one of New APP LLC’s executive officers in bad faith affirmatively instructing their employees to intentionally breach New APP LLC’s obligation to manufacture Abraxane® or pipeline products under the manufacturing agreement or (ii) any intentional failure by New APP LLC, in bad faith, to cure any material breach of its obligation to manufacture Abraxane® or pipeline products under the manufacturing agreement following notice of this breach.

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

Related party transactions relating to these agreements during the predecessor period are summarized in the following table:

Predecessor January 1 through September 9, 2008
Transition service income	$275
Facility management fees	2,075
Net rental expense	(1,912)
Margins on the manufacture and distribution of Abraxane®	1,490

12. Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009
	(in thousands)
Sales and marketing	$37,520	$28,099
Payroll and employee benefits	11,672	17,935
Legal and insurance	2,056	2,252
Accrued interest	5,624	7,600
Other	2,219	1,434

	$59,091	$57,320

13. Leases and Commitments

We have entered into various operating lease agreements for warehouses, office space, automobiles, communications equipment, information technology equipment and software, and office equipment. Rental expense amounted to $7.1 million in 2010, $5.9 million in 2009, $1.8 million in the successor period and $4.0 million in the predecessor period in 2008 (total of $5.8 million in 2008). Rental expense is recognized on a straight-line basis.

As of December 31, 2010, total future annual minimum lease payments related to non-cancelable operating leases, are as follows:

Year	Total Amount
(in thousands)
2011	$7,236
2012	3,559
2013	2,873
2014	2,551
2015	2,028
2016 and thereafter	7,646

$25,893

14. Employee Benefit Plan

APP sponsors a 401(k) defined-contribution plan, or 401(k) Plan, covering substantially all eligible employees. Employee contributions to the 401(k) Plan are voluntary. APP makes a qualified non-elective contribution to this plan in an amount equal to 3% of all eligible employees’ compensation, regardless of participation in the plan, with such employer contributions vesting immediately. Participants’ contributions are limited to their annual tax deferred contribution limit as allowed by the Internal Revenue Service. APP’s total matching contributions to the 401(k) Plan were $3.0 million in 2010, $2.8 million in 2009, $0.8 million in the 2008 successor period and $1.6 million in the 2008 predecessor period (a total of $2.4 million in 2008). APP may contribute additional amounts to the 401(k) Plan at its discretion, however APP has never made a discretionary contribution to the 401(k) Plan.

15. Stockholder’s Equity

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

Dividends

As part of the separation and distribution, APP distributed on a pro rata basis to holders of record of its common stock on November 13, 2007 one share of New Abraxis common stock for every four shares of APP common stock held on that date, or 39.9 million common stock shares. Other than the distribution of shares of New Abraxis, APP never paid a dividend on any class of stock.

Under the terms of its various debt agreements, FKP Holdings has restrictions on paying cash dividends in the future. The CVR holders have no rights to dividends.

Treasury Stock

All treasury shares held by our Predecessor were cancelled as part of the separation and distribution of New Abraxis on November 13, 2007.

16. Stock Options

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

Stock based compensation costs for RSU awards were $0 million in the 2008 successor period and $3.1 million in the 2008 predecessor period (a total of $3.1 million in 2008).

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

Stock Options

Prior to the Merger, APP recognized compensation cost for all share-based payments, including employee stock options, at fair value. Our Predecessor utilized the straight-line attribution method to recognize share-based compensation expense over the vesting period of the award. Options granted generally expired ten years from the grant date and vested ratably over a four-year period.

The fair values of options granted during the 2008 predecessor period were determined using the Black-Scholes option pricing model, which incorporates various assumptions. The risk-free rate of interest for the average contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is zero as APP had not and did not anticipate paying any dividends. The expected term of awards granted is based upon the historical exercise patterns of the participants in APP’s plans and the expected volatility is based on the historical volatility of APP’s stock over the expected term of the award. The weighted average estimated values of employee stock option grants and rights granted under APP’s employee stock purchase plan as well as the weighted average assumptions that were used in calculating such values during the periods were based on estimates at the date of grant as follows:

January 1 through September 9, 2008
Stock Options
Risk-free rate	4.1%
Dividend yield	—
Expected life in years	5
Volatility	55%
Fair value of options granted	$459,315
Weighted average grant date fair value of options granted	$6.12
Employee Stock Purchase Plan
Risk-free rate	—
Dividend yield	—
Expected life in years	—
Volatility	—

Additional information with respect to APP’s stock option activity for the 2008 period through the date of the Merger is as follows:

	Options Outstanding		Exercisable Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	3,107,716	$12.95	1,695,836	$10.83
Granted	75,000	$13.67
Exercised	(849,853)	$9.19
Forfeited	(151,731)	$13.82
Merger Conversion(1)	(2,181,132)	$14.38

Outstanding at September 10, 2008	—	$—	—	$—

(1)	Effective with the Merger, all outstanding stock options and restricted stock units of APP were immediately vested into common shares and were converted into the right to receive $23.00 in cash without interest and one Contingent Value Right issued by FKP Holdings and representing the right to receive a cash payment without interest of up to $6.00 as determined in accordance with the terms of the CVR Indenture.

17. Income Taxes

The provision (benefit) for income taxes from continuing operations consists of the following:

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	July 2 through December 31,	January 1 through September 9,
	2010	2009	2008	2008
			(in thousands)
Current:
Federal	$24,403	$(14,644)	$(14,348)	$33,691
State	3,274	6,153	(1,791)	4,373
Foreign	2,293	3,648	2,058	4,305

Total current	29,970	(4,843)	(14,081)	42,369
Deferred:
Federal	10,296	(3,085)	(8,085)	(1,861)
State	2,387	(9,522)	(4,225)	(193)

Total deferred	12,683	(12,607)	(12,310)	2,054

Total (benefit) provision for income taxes	$42,653	$(17,450)	$(26,391)	$40,315

A reconciliation of the federal statutory rate to our effective tax rate is as follows (in %):

	Successor			Predecessor
	Year Ended December 31,	Year Ended December 31,	July 2, through December 31,	January 1, through September 9,
	2010	2009	2008	2008
Tax provision at statutory federal rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.4	5.5	1.2	5.5
In-process research and development charge	—	—	(37.8)	—
Research and development credit	(1.2)	—	—	—
Foreign rate differential	(0.2)	(14.5)	(0.9)	11.2
Domestic production activities deduction	(0.7)	—	(0.2)	(2.3)
Stock based compensation	0.1	(0.3)	—	(3.2)
Nondeductible transaction costs	—	(0.4)	—	31.8
Shutdown of Puerto Rico	—	13.7	—	—
Change in CVR liability	(9.7)	6.4	10.5	—
Other items	0.8	(2.8)	0.1	1.2
Change in FIN 48 liability	1.5	(5.6)	—	0.1
Valuation allowance	—	(0.5)	(0.1)	1.6

Income tax expense	28.0%	36.5%	7.8%	80.9%

Deferred tax assets and liabilities consist of the following:

	December 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Inventory	$18,569	$9,390
Interest rate swap	15,197	12,145
Net operating loss and credit carryforwards	3,086	8,568
Accrued interest	4,718	5,030
Other accruals and reserves	11,155	5,259

Gross deferred tax assets	52,725	40,392
Less: Valuation allowance	—	—
Gross deferred tax assets	52,725	40,392
Deferred tax liabilities:
Intangible asset amortization	(80,456)	(88,426)
Depreciation	(1,594)	(4,428)
Foreign exchange	(1,242)	(952)
Prepaid expenses	(439)	(799)
Foreign earnings repatriation	(4,999)	(4,500)

Total deferred tax liabilities	(88,730)	(99,105)

Net deferred tax liability	$(36,005)	$(58,713)

Deferred tax assets are recognized if, in management’s judgment, it is more likely than not that, such assets will be realized. The Company had determined that it cannot conclude that it is more likely than not that the deferred tax assets related to the carryover of net operating losses in Puerto Rico will be realized. Management believes that all other deferred tax assets will be fully realized.

For 2009, the Company reported a taxable loss due primarily to tax deductions related to interest expense and the closure of the Puerto Rico manufacturing facility. At year end 2009, the Company initially concluded that it would be able to file a carry back claim and recover approximately $36.7 million in taxes paid by APP in 2007. After further review, the Company concluded that the loss was not entirely eligible for carry back under the tax regulations, but instead may be carried forward and used to reduce taxes payable in future periods through 2029. Accordingly, in the first quarter of the current year, the Company reclassified the $32.4 million income tax receivable amount reported at December 31, 2009 to deferred income taxes. At year end 2010, the Company has fully utilized its 2009 NOL of $32.4 million to reduce taxable income in 2010.

Our Predecessor adopted the guidance on accounting for uncertainty in income taxes on January 1, 2007. The effect of the implementation of this guidance was not material. The following is a rollforward of our total gross unrecognized tax benefits for the year- ended December 31, 2010 (in thousands). Of the total amount of unrecognized the total tax benefits of $19.9 million, all would affect the effective rate if recognized in future periods.

For the Year Ended December, 31, 2010
Beginning balance	$17,591
Additions for tax positions related to current year	600
Additions for interest on tax positions related to current year	83
Additions for tax positions related to prior years	1,661
Reductions for tax positions of prior years	(79)

Ending balance	$19,856

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2010, we had accrued $0.5 million for the payment of such interest.

We and our subsidiaries file income tax returns in the US Federal jurisdiction, Canada, Puerto Rico, and various state jurisdictions. We are currently undergoing a US federal income tax examination for calendar years 2008 and 2009. We are also subject to Canadian income tax examinations for the 2006 through 2009 tax years, and to Puerto Rican income tax examinations for the 2006 through 2009 tax years. Additionally, we are subject to various state income tax examinations for the 2003 through 2009 tax years. We are currently under state income tax examinations in California, Illinois, New York, Florida and North Carolina for various tax years. There are no other open federal, state, or foreign government income tax audits at this time.

18. Regulatory Matters

We are subject to regulatory oversight by the FDA and other regulatory authorities with respect to the development and manufacturing of our products. Failure to comply with regulatory requirements can have a significant effect on our business and operations. Management has designed and operates a system of controls to attempt to ensure compliance with regulatory requirements.

19. Litigation

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

Summarized below are the more significant legal matters pending to which we are a party:

Patent Litigation

Pemetrexed Disodium

We had filed an abbreviated new drug application, or “ANDA”, seeking approval from the FDA to market pemetrexed disodium for injection, 500 mg/vial. The Reference Listed Drug for APP’s ANDA is Alimta®, a chemotherapy agent for the treatment of various types of cancer marketed by Eli Lilly. Eli Lilly is believed to be the exclusive licensee of certain patent rights from Princeton University. We notified Eli Lilly and Princeton University of our ANDA filing pursuant to the provisions of the Hatch-Waxman Act and, in June 2008, Eli Lilly and Princeton University filed a patent infringement action in the U.S. District Court for the District of Delaware seeking to prevent us from marketing this product until after the expiration of U.S. Patent 5,344,932, which is alleged to expire in 2016. Eli Lilly’s lawsuit against Teva was subsequently consolidated into this action. In a bench ruling on November 15, 2010, the Judge ruled for Eli Lilly, upholding the validity of its ‘932 patent. APP intends to appeal the ruling. On December 17, 2010, both APP and Eli Lilly filed Proposed Findings of Facts and Conclusions of Law with the Court.

On October 29, 2010, Eli Lilly filed a second patent infringement suit against APP pertaining to its ‘209 patent for Pemetrexed in the United States District Court for the Southern District of Indiana. The ‘209 patent is scheduled to expire on May 24, 2022. APP’s response is due on February 21, 2011.

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

On July 22, 2010, APP filed a second action against Navinta/Sandoz, Hospira and Sagent/Strides in the same court alleging that defendants had filed separate ANDA applications for generic Naropin infringing patent-in-suit from the prior litigation. Sagent/Strides and Hospira were subsequently dismissed from the case after they made assurances before the Court that they would not seek FDA approval of their ANDA prior to the expiration of the patents. On August 17, 2010, the Patent and Trademark Office granted Navinta’s request for Re-examination of two of the patents-at-issue in the prior litigation. On November 9, 2010, the United States Court of Appeals for the Federal Circuit reversed and vacated the lower court’s ruling.

On December 9, 2010, APP filed a combined Petition for Panel Rehearing and Rehearing En Banc to review the ruling issued by the Court of Appeals. Navinta filed its response to APP’s petition on January 7, 2011 and the Petition is currently pending. In the meantime, APP has sought and the Court issued a Temporary Restraining Order preventing Navitna from immediately seeking FDA approval of its ANDA in the event APP’s Petition to the Circuit Court of Appeals is denied and a mandate issues. APP has also filed a third complaint against Navinta/Sandoz not only seeking infringement claims, but a declaratory judgment and a preliminary and permanent injunction preventing FDA approval of Navinta’s ANDA.

Bivalirudin

We have filed an ANDA seeking approval from the FDA to market generic bivalirudin, 250 mg/vial for intravenous injection. The reference listed drug for APP’s ANDA is Angiomax, for use as an anticoagulant in patients with unstable angina and currently marketed by The Medicines Co. The Medicines Co. is believed to be the exclusive assignee of certain patent rights. The patent, alleged to be generally directed to bivalirudin compositions, was issued on September 1, 2009. APP notified The Medicines Co. of our ANDA filing pursuant to the provisions of the Hatch-Waxman Act, and on October 8, 2009, The Medicines Co. filed a patent infringement action in the United States District Court for the District of Delaware seeking to prevent APP from marketing this product until after the patent’s expiration. We filed our Answer and Counterclaims on December 9, 2009. The Medicines Co. filed its response on December 28, 2009.

On March 23, 2010, the Judge ordered that this case be consolidated with four other infringement actions against Teva/Pliva Hrvatska for pre-trial purposes. On March 24, 2010, an interim protective order and scheduling order was approved by the Judge.

On April 26, 2010, APP filed another ANDA related to Bivalirudin. The Medicines Co. filed its infringement suit on June 1, 2010, and APP filed its Answer and Counter-Claims on June 28, 2010. The Parties have agreed to consolidate these actions. A similar suit by the Medicines Co. against Hospira for alleged patent infringement related to Bivalirudin was also consolidated into these actions.

Discovery is currently underway. Because of the additional patent claim and the addition of Hospira as a defendant, the fact discovery deadline was extended to May 6, 2011.

On August 3, 2010, in a related action in the United States District Court, Eastern District of Virginia, The Medicines Co. was granted summary judgment against the United States Government in its quest to vacate a prior ruling of the Patent and Trademark Office denying a patent term extension for its ‘404 bivalirudin patent. The Court applied a business day rather than calendar day construction to the term extension deadline. On August 19, 2010, APP filed a Motion to Intervene, which was denied on September 13, 2010. On September 17, 2010, APP filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit on both the patent term extension ruling and the Motion to Intervene. On October 5, 2010, The Medicines Co. filed a Motion to Dismiss the Appeal, which was denied on February 2, 2011.

Gemcitabine

We had filed an ANDA seeking approval from the FDA to market gemcitabine for injection, 200 mg base/vial, 1 g base/vial and 2 g base/vial. The reference listed drug for APP’s ANDA is Gemzar, for use as a treatment for non-small lung cancer, pancreatic cancer, breast cancer and ovarian cancer. Eli Lilly is the holder of the New Drug Application for Gemzar and is believed to be the owner of the patent rights, which are set to expire on November 7, 2012, followed by a six month period of pediatric market exclusivity ending on May 7, 2013. APP notified Eli Lilly of our ANDA filing pursuant to the provisions of the Hatch-Waxman Act on November 4, 2009. On December 16, 2009, Eli Lilly filed a patent infringement action in the United States District Court in the Southern District of Indiana seeking to prevent APP from marketing this product until after the patent’s expiration. APP was served on January 7, 2010 and filed a Motion to Dismiss on March 19, 2010, basing its motion on the adjudicated invalidity of the patent in another action. While the Motion was pending, the Judge issued a Case Management Order, and set a trial date of January 2012.

On July 29, 2010, the Court of Appeals for the Federal Circuit affirmed the District Court’s opinion of patent invalidity in the other action and APP was dismissed from this matter on December 1, 2010.

Ameridose

We have filed a lawsuit against Ameridose, LLC in the United States District Court, District of New Jersey alleging infringement of our ‘086, ‘525 and ‘489 patents related to Naropin. The complaint, filed on August 10, 2010 and served on August 13, 2010, seeks injunctive relief and treble damages due to the willful and deliberate nature of the infringement. Ameridose filed its Answer and Counter-claims on September 24, 2010. On December 10, 2010, APP was granted leave to file a First Amended Complaint naming Medisca, Inc. as an additional defendant. On that same day, Ameridose filed a Motion to Stay the action pending the Patent and Trademark Office’s Re-Examination of the Patents-in-Suit in the Navinta Action. That Motion is currently pending.

Product Liability Matters

Sensorcaine

We have been named as a defendant in numerous personal injury/product liability actions brought against us and other pharmaceutical companies and medical device manufacturers by plaintiffs claiming that they suffered injuries resulting from the post-surgical release of certain local anesthetics into the shoulder joint via a pain pump. We acquired several generic anesthetic products from AstraZeneca in June 2006. Pursuant to the Asset Purchase Agreement with AstraZeneca, we are responsible for indemnifying Astra Zeneca for defense of suits alleging injuries occurring after the acquisition date (unless the drugs are determined to be defective in manufacturing, in which case AstraZeneca will indemnify us pursuant to that certain Manufacturing and Supply Agreement entered into by us and AstraZeneca). Likewise, Astra Zeneca agreed to indemnify us for suits alleging injuries occurring prior to the acquisition date. We maintain product liability insurance for these matters. All of our local anesthetic products are approved by the FDA and continue to be marketed and sold to customers. Since December 2009, more than 180 cases naming APP or New Abraxis have been dismissed due to lack of product identification or failure to plead with sufficient specificity to withstand a Motion to Dismiss.

Currently, there are five cases naming APP as a defendant, four of those involving an alleged event occurring after the June 2006 product acquisition date.

Aredia and Zometa

We have been named as a defendant in approximately 25 personal injury/product liability cases brought against us and other manufacturers by plaintiffs claiming that they suffered injuries resulting from the use of pamidronate (the generic equivalent of Aredia®) prescribed for the management of metastic bone disease. Plaintiffs’ allege Aredia causes osteonecrosis to the jaw.

Twenty-one cases, consisting of 31 plaintiffs, naming APP have been transferred to a multi district litigation in the Eastern District of New York. After little progress in determining product identification, the Judge ordered the Plaintiffs to amend their complaints to reflect sufficient product identification by August 20, 2010. At a status conference on September 2010, the Judge granted an extension to October 20, 2010. One additional case naming APP and other defendants is currently comprised of 116 plaintiffs and was originally filed on April 26, 2010 in the Eastern District of New York and is still pending transfer to the multi district litigation. In its Second Amended Complaint, filed on January 7, 2011, APP is identified by 105 plaintiffs.

Plaintiff fact sheets and a proposed case management order were submitted on January 21, 2011. A first round of motions to dismiss will be due on April 18, 2011.

There are currently two remaining cases filed against the Company in a coordinated proceeding in the Superior Court of New Jersey, Middlesex County. A final product identification report by plaintiffs was due on July 23, 2010, but was also extended. On February 2, 2011, plaintiffs reported that they served product identification subpoenas in these cases. The next case management conference is March 14, 2011.

Heparin

We currently have been named as a defendant in 11 personal injury/product liability cases, 10 involving allegations of side-effects from heparin-induced thrombocytopenia (“HIT”), and one alleging Active Pharmaceutical Ingredient (“API”) contamination. These cases have been filed in multiple state and federal jurisdictions. Motions to Dismiss are pending in three cases and product identification discovery is proceeding in four cases.

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

As of February 2011, APP has been named in 84 complaints, but has also been dismissed as a defendant from 26 of these cases due to insufficient product identification.

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

20. Total Net Revenue by Product Line

Total net revenue by product line was as follows:

	Successor			Predecessor
	Year Ended December 31, 2010	Year Ended December 31, 2009	July 2, through December 31, 2008	January 1, through September 9, 2008
Critical care	$739,142	$576,574	$173,055	$303,036
Anti-infective	278,831	226,035	80,075	145,199
Oncology	114,187	78,108	23,835	41,486
Contract manufacturing and other	10,511	7,969	3,871	6,076

Total net revenue	$1,142,671	$888,686	$280,836	$495,797

Our top ten products comprised approximately 58% of our total net revenue for the year ended December 31, 2010, with the top five products accounting for 44% of our total net revenue. We continue to derive a large percentage of our revenue through a small number of GPOs. Currently, fewer than ten GPOs control a large majority of sales to hospital customers.

21. Unaudited Quarterly Financial Data

Selected quarterly data for 2010 and 2009 is as follows:

	Year Ended December 31, 2010
	First	Second	Third	Fourth
	(in thousands)
Net revenue	$216,199	$305,228	$331,321	$289,923
Gross profit	118,433	166,824	145,047	146,283
Net income	$11,866	$19,219	$52,128	$26,356

	Year Ended December 31, 2009
	First	Second	Third	Fourth
	(in thousands)
Net revenue	$192,197	$215,335	$224,654	$256,500
Gross profit	100,020	109,766	107,884	117,459
Net income (loss)	$(11,105)	$(3,694)	$(61,226)	$45,640

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance we necessarily are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this report. Based on their evaluation and subject to the foregoing, management concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (commonly referred to as the COSO framework). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010, based on the criteria outlined in the COSO framework.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in internal controls.

Management has determined that, as of December 31, 2010, there were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On February 17, 2011, our Board of Directors accepted the resignations of Dr. Bernard Hampl, Dr. Ulf M. (Mark) Schneider, Michael Blaszyk, Perry Premdass, Dr. Patrick Soon-Shiong and Rich Ganz and agreed to dissolve the Audit Committee of the Board of Directors, in each case effective as of the delisting of the CVRs from the NASDAQ as described above. At such time, our remaining directors will be Rainer Baule, John Ducker and Gerrit Steen. The Company thanks the resigning directors for their service.

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

a. (1) Financial Statements

The following consolidated financial statements of Fresenius Kabi Pharmaceuticals Holding, Inc. are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, and for the successor period from July 2, 2008 through December 31, 2008, and predecessor period from January 1, 2008 through September 9, 2008

Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2010 and 2009, and for the successor period from July 2, 2008 through December 31, 2008, and predecessor period from January 1, 2008 through September 9, 2008,

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009, and for the successor period from July 2, 2008 through December 31, 2008, and predecessor period from January 1, 2008 through September 9, 2008

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule

The following consolidated financial statement schedule of Fresenius Kabi Pharmaceuticals Holding, Inc. is filed as part of this Report:

Schedule II. Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2010 and 2009, and for the successor period from July 2, 2008 through December 31, 2008, and predecessor period from January 1, 2008 through September 9, 2008

All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The exhibits are as set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Schaumburg, State of Illinois on the 22nd day of February 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN DUCKER John Ducker	Chief Executive Officer (Principal Executive Officer)	February 22, 2011

/S/ RICHARD J. TAJAK Richard J. Tajak	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	February 22, 2011

/S/ DR. BERNHARD HAMPL Dr. Bernhard Hampl	Executive Chairman of the Board of Directors	February 22, 2011

/S/ DR. ULF M. SCHNEIDER Dr. Ulf M. Schneider	Director	February 22, 2011

/S/ RAINER BAULE Rainer Baule	Director	February 22, 2011

/S/ MICHAEL D. BLASZYK Michael D. Blaszyk	Director	February 22, 2011

/S/ PERRY PREMDAS Perry Premdas	Director	February 22, 2011

/S/ PATRICK SOON-SHIONG, M.D. Patrick Soon-Shiong, M.D.	Director	February 22, 2011

/S/ RICHARD GANZ Richard Ganz	Director	February 22, 2011

Fresenius Kabi Pharmaceuticals Holding, Inc.

Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2010 and 2009, and for the Successor Period from July 2, 2008 Through December 31, 2008, and Predecessor Period from

January 1, 2008 Through September 9, 2008

Allowance for doubtful accounts:

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
	(in thousands)
Year ended December 31, 2010	$101	$92	$—	$193
Year ended December 31, 2009	$197	$171	$267	$101
July 2 through December 31, 2008 (Successor)	$100	$123	$26	$197
January 1 through September 9, 2008 (Predecessor)	$100	$—	$—	$100

EXHIBIT INDEX

Exhibit Number	Description
2.1	Separation and Distribution Agreement among APP, Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 2.3 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

2.2	Agreement and Plan of Merger, dated July 6, 2008 among APP, Fresenius SE, Fresenius Kabi Pharmaceuticals Holding LLC, and Fresenius Kabi Pharmaceuticals LLC (Incorporated by reference to Exhibit 2.1 to APP’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2008)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2008)

3.2	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2008)

4.1	Reference is made to Exhibits 3.1 and 3.2

10.1	Tax Allocation Agreement among APP, Abraxis BioScience, LLC, APP Pharmaceuticals, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 10.2 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.2	Transition Services Agreement between APP, and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 10.3 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.3	Employee Matters Agreement among APP, APP Pharmaceuticals, LLC, Abraxis BioScience, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 10.4 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.4*	Manufacturing Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, Inc. (f/k/a New Abraxis, Inc.) (Incorporated by reference to Exhibit 10.5 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.5	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the premises located at 2020 Ruby Street, Melrose Park, Illinois (Incorporated by reference to Exhibit 10.6 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.6	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the warehouse facilities located at 2045 N. Cornell Avenue, Melrose Park, Illinois (Incorporated by reference to Exhibit 10.7 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.7	Lease Agreement between APP Pharmaceuticals, LLC and Abraxis BioScience, LLC for the research and development facility located at 2045 N. Cornell Avenue, Melrose Park, Illinois (Incorporated by reference to Exhibit 10.8 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.8	Lease Agreement between Abraxis BioScience, LLC and APP Pharmaceuticals, LLC for the premises located at 3159 Staley Road, Grand Island, New York (Incorporated by reference to Exhibit 10.9 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008)

10.9	Lease Agreement between Manufacturers Life Insurance Company (U.S.A.) and APP for 1501 E. Woodfield Road, Suite 300 East Schaumburg, Illinois, known as Schaumburg Corporate Center (Incorporated by reference to APP’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2005)

10.10	Purchase and Sale Agreement, dated April 24, 2006, between APP and Pfizer, Inc. (Incorporated by reference to Exhibit 10.26 to APP’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2006)

10.11*	Asset Purchase Agreement, dated April 26, 2006, between APP and AstraZeneca UK Limited (Incorporated by reference to Exhibit 10.14 to APP’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.12*	Amendment to the Asset Purchase Agreement, dated June 28, 2006, between APP and AstraZeneca UK Limited (Incorporated by reference to Exhibit 10.15 to APP’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.13*	Manufacturing and Supply Agreement, dated June 28, 2006, between APP and AstraZeneca LP. (Incorporated by reference to Exhibit 10.17 to APP’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.14*	Manufacturing and Supply Agreement, dated June 28, 2006, between APP and AstraZeneca Pharmaceuticals LP. (Incorporated by reference to Exhibit 10.18 to APP’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 10, 2006)

10.15	Retention Agreement, dated as of November 20, 2006, between APP and Thomas H. Silberg (Incorporated by reference to Exhibit 10.24 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

10.16	Retention Agreement, dated as of November 20, 2006, between APP and Frank Harmon (Incorporated by reference to Exhibit 10.25 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

10.17*	Credit Agreement, dated August 20, 2008, among Fresenius SE, the borrowers and other guarantors identified therein, Deutsche Bank AG London Branch, as Administrative Agent and certain lenders thereto (Incorporated by reference to Exhibit 10.17 to Fresenius Kabi Pharmaceuticals Holding, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008)

10.18	First Amendment to the Credit Agreement dated October 6, 2008 among the Registrant, Fresenius SE, certain affiliates of Fresenius SE & Co. KGaA named therein and Deutsche Bank AG London Branch, as Administrative Agent (Incorporated by reference to Exhibit 10.18 to Fresenius Kabi Pharmaceuticals Holding, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008)

10.19*	Intercompany Term Loan Agreement dated September 10, 2008 among Fresenius Kabi Pharmaceuticals, LLC, the guarantors listed therein, Deutsche Bank AG London Branch as collateral agent and Fresenius US Finance I, Inc. (Incorporated by reference to Exhibit 10.19 to Fresenius Kabi Pharmaceuticals Holding, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008)

10.20	First Amendment to Intercompany Term Loan Agreement dated October 10, 2008 among APP Pharmaceuticals, Inc., the guarantors listed therein, Deutsche Bank AG London Branch as collateral agent and Fresenius US Finance I, Inc. (Incorporated by reference to Exhibit 10.20 to Fresenius Kabi Pharmaceuticals Holding, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008)

10.21*	Intercompany Bridge Term Loan Agreement dated September 10, 2008 among Fresenius Kabi Pharmaceuticals Holding, Inc., the guarantors named therein, Deutsche Bank AG London Branch as collateral agent and Fresenius US Finance II, Inc. (Incorporated by reference to Exhibit 10.21 to Fresenius Kabi Pharmaceuticals Holding, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008)

10.22	Employment Agreement between APP and Richard Tajak (Incorporated by reference to Exhibit 10.25 to APP’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2008)

10.23	Form of Contingent Value Rights Agreement (Incorporated by reference to Exhibit 4.1 to Fresenius Kabi Pharmaceuticals Holding, LLC Form S-4 filed with the Securities and Exchange Commission on July 31, 2008)

10.24	Non-Competition Agreement, dated as of July 6, 2008, among Fresenius SE and Dr. Patrick Soon-Shiong (Incorporated by reference to Exhibit 10.2 to Fresenius Kabi Pharmaceuticals Holding, LLC Form S-4 filed with the Securities and Exchange Commission on July 31, 2008)

10.25	Consulting Agreement dated as of July 6, 2008, among Fresenius SE, Fresenius Kabi Pharmaceuticals Holding, LLC and Dr. Patrick Soon-Shiong (Incorporated by reference to Exhibit 10.3 to Fresenius Kabi Pharmaceuticals Holding, LLC Form S-4 filed with the Securities and Exchange Commission on July 31, 2008)

14.1	Code of Business Conduct (Incorporated by reference to Exhibit 14.1 to APP’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007)

21.1†	List of Subsidiaries of the Registrant

24.1	Power of Attorney (included on signature page)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
†	Filed herewith.